Form 10QSB
period 2004-06-30
WANNIGAN VENTURES INC
filed 2004-08-16
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-32032

WANNIGAN VENTURES INC

(Name of Small Business Issuer in its Charter)

NEVADA                                                                 83-0375241

---------------                                                             --------------------

(State or Other Jurisdiction of                                 (I.R.S. Employer I.D. No.)

incorporation or organization)

1109 7th Court

Fox Island, WA 98333

-----------------------------

(Address of Principle Executive Offices)

Issuer's Telephone Number: (253) 549-4336

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports). And (2) has been subject to such filing requirements for the past 90 days.

(1) Yes     X             No             (2) Yes     X             No

                ----                 ----              ----                      ----

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each Issuer's classes of common equity, as of the latest practicable date:

June 30, 2004: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format         Yes                 No X

                                                                                            -----             -----

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements:                                                                                                             4

Balance Sheets as of December 31, 2003 and

June 30, 2004                                                                                                                                         5

Statements of Operations for the three months and six months ended

June 30, 2004 and from Inception through

    June 30, 2004                                                                                                                                     6

Statements of Cash Flow for the six months ended

June 30, 2004 and from Inception through

    June 30, 2004                                                                                                                                     7

Notes to Financial Statements                                                                                                           8

Item 2. Management's Plan of Operations                                                                                  9-10

Item 3. Controls and Procedures                                                                                                      10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                 10

Item 2. Changes in Securities                                                                                                            10

Item 3. Defaults upon Senior Securities                                                                                           10

Item 4. Submission of Matters to a Vote of Securities Holders                                                    10

Item 5. Other Information                                                                                                                    11

Item 6. Exhibits and Reports on Form 8 - K                                                                                     11

Signatures                                                                                                                                              11

Certifications                                                                                                                                         12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2003 previously filed in a Form 10SB with the Securities and Exchange Commission.
Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2004	2003

ASSETS

Current Assets:
Cash
	$ 135	$ 79

Total Assets	$ 135	$ 79

LIABILITIES AND STOCKHOLDERS' EQUITY

Long-Term Liabilities:
Notes payable - related party
	$ 1,000	$ 500

Total Liabilities	1,000	500

Stockholders' Equity:
Common stock; $.001 par value, 25,000,000 shares
authorized, 49,000 shares issued and outstanding	49	49
Additional paid-in-capital	441	441
Deficit accumulated during the development stage	(1,355)	(911)

Total Stockholders' Equity	(865)	(421)

Total Liabilities and Stockholders' Equity	$ 135	$ 79

Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
	For the Three	For the Six	from Inception,
	Months Ended	Months Ended	August 15, 2003
	June 30,	June 30,	to June 30,
	2004	2004	2004
Revenue
Sales	$ -	$ -	$ -
Cost of goods sold	-	-	-

Gross profit (loss)	-	-	-

Expenses:
General and administrative	26	444	1,355

Total Expenses	26	444	1,355

Net Loss From Operations	(26)	(444)	(1,355)

Net Loss Before Income Taxes	(26)	(444)	(1,355)
Provision for income taxes	-	-	-

Net Loss	$ (26)	$ (444)	$ (1,355)

Net Loss Per Share	$ (0.00)	$ (0.01)	$ (0.03)

Weighted Average Common
Shares Outstanding	49,000	49,000	49,000

Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Cumulative
	For the Six	from Inception,
	Months Ended	August 15, 2003
	June 30,	to June 30,
	2004	2004

Operating Activities
Net loss	$ (444)	$ (1,355)
Cash Used in Operating Activities	(444)	(1,355)

Investing Activities	-	-

Financing Activities
Issuance of shares for cash	-	490
Proceeds from related party notes payable	500	1,000
Cash Provided by Financing Activities	500	1,490

Net Change in Cash	56	135
Cash at the Beginning of the Period	79	-

Cash at the End of the Period	$ 135	$ 135

  Wannigan Ventures, Inc.

  (A Development Stage Company)

  Condensed Notes to Unaudited Interim Financial Statements

  Note 1     Condensed Interim Financial Statements

  The accompanying unaudited condensed financial statements include the accounts of Wannigan Ventures, Inc. (a development stage company) (the Company). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the period from inception, August 15, 2003, through December 31, 2003, included in registration form 10-SB filed with the U.S. Securities and Exchange Commission on March 5, 2004. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2004.

  Note 2     Organization and Summary of Significant Accounting Policies

  This summary of the Company's significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage.

      Business activity

  Wannigan Ventures, Inc. is a Nevada corporation located in Las Vegas, Nevada. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities.

      Income taxes

  The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from August 15, 2003 (date of inception) through June 30, 2004 of approximately $1,355 will begin to expire in 2022.

      Estimates

  Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

      Cash and Cash Equivalents

  For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $135 in cash or cash equivalents at June 30, 2004.

  Note 3 Notes Payable- Related Party

  In 2003, the Company entered into a $500 non-interest bearing note payable with its owner, repayment of which is due January 1, 2005. The owner retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2003. In 2004, the Company received a $500 non-interest bearing advance from its owner. The advance is due January 1, 2005 and does not have a conversion option. Interest on the loans is not significant.. The funds were used to pay audit fees and maintain a Company bank account.

  Item 2. Management's Plan of Operations

  Wannigan's plan is to seek acquisition opportunities, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Wannigan has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and Wannigan has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of Wannigan, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. Wannigan will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Quarterly Statement is purposefully general and is not meant to restrict Wannigan's virtually unlimited discretion to search for and enter into a business combination.

  Wannigan may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. Wannigan may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

  Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statues) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

  Management believes that Wannigan may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, Wannigan would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by Wannigan to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Wannigan must commit to acquire a business and may correspondingly increase the risk of loss to Wannigan. No assurance can be given as to the terms or availability of financing for any acquisition by Wannigan. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which Wannigan may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of Wannigan. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on Wannigan.

  Wannigan has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Wannigan will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Wannigan will also incur significant legal and accounting with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of Wannigan costs in connection have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business. Wannigan does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

  Wannigan will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that Wannigan will engage professional firms specializing in business acquisitions or reorganizations.

  Management, while not especially experienced in matters relating to the new business of Wannigan, will rely upon their own efforts and, to a much lesser extent, the efforts of Wannigan's shareholders, in accomplishing the business purposes of Wannigan. It is not anticipated that any outside consultants or advisors, other than Wannigan's legal counsel and accountants, will be utilized by Wannigan to effectuate its business purposes described herein. However, if Wannigan does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Wannigan has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, Wannigan's management has never used outside consultants or advisors in connection with a merger or acquisition.

  As is customary in the industry, Wannigan may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by Wannigan's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Wannigan, if such person plays a material role in bringing a transaction to Wannigan.

  Wannigan will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products that may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which Wannigan would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that Wannigan will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

  Item 3. Controls and Procedures

      Evaluation of Disclosure Controls and Procedures

  The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14c) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

      Changes in Internal Controls

  There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

  PART II - OTHER INFORMATION

  Item 1. Legal Proceedings.

  Wannigan is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Wannigan has been threatened. Wannigan Capital Corp., Wannigan's sole shareholder is a party to a S.E.C civil action and there are material pending legal proceedings and, to the best of its knowledge, no additional action by or against Wannigan Capital Corp. has been threatened by other parties.

                  Item.2. Changes in Securities and Use of Proceeds.

  During the first two quarters of 2004, the Company issued no shares of common stock.

  On August 15, 2003 49,000 shares were issued to Wannigan Capital Corp. under Rule 4(2).

                  Item 3. Defaults Upon Senior Securities.

                               None;

                  Item 4. Submission of Matters to a Vote of Security Holders.

                              None;

                  Item 5. Other Information.

  There is currently 1 shareholder of Wannigan. Wannigan Capital Corp. was issued 49,000 shares for providing the capital to form this corporation.

  Wannigan's common stock is not traded on any exchange or OTC market. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for Wannigan's securities and management does not intend to initiate any such discussions until such time as Wannigan has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. After a merger or acquisition has been completed, Wannigan's officer and director will most likely be the person to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by Wannigan will contact prospective market makers. Wannigan does not intend to use consultants to contact market makers.

                  Item 6. Exhibits and Reports on Form 8-K.

  (a)     Exhibits

               31.    Sect 302 Certifications

               32    Section 906 Certifications

  (b)    Reports on Form 8-K.

  None

  None

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      WANNIGAN VENTURES INC

  Date: 08/15/04                                                     By: /s/ Kevin M. Murphy

                                                                                       President, CEO, CFO, and Director