Form 10QSB
period 2004-09-30
WANNIGAN VENTURES INC
filed 2004-11-12
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-32032

WANNIGAN VENTURES INC

(Name of Small Business Issuer in its Charter)

NEVADA	83-0375241
---------------	--------------------
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

September 30, 2004: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes         No X

                                                                                                                                                  -----      -----

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements:

Balance Sheets as of September 30, 2004 and December 31, 2003	4

Statements of Operations for the three months and nine months ended
September 30, 2004 and from August 15, 2003 (date of inception)
through September 30, 2004	5

Statements of Cash Flow for the nine months ended
September 30, 2004 and from August 15, 2003 (date of inception)
through September 30, 2004	6

Notes to Financial Statements	7

Item 2. Management's Plan of Operations	7-9

Item 3. Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	9

Item 2. Changes in Securities	9

Item 3. Defaults upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Securities Holders	10

Item 5. Other Information	10

Item 6. Exhibits and Reports on Form 8 - K	10

Signatures	10

Certifications	11-12

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
Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,
	2004	December 31,
	(unaudited)	2003

ASSETS

Current Assets:
Cash	$ 99	$ 79

Total Assets	$ 99	$ 79

Liabilities And Stockholders' (Deficit)

Long-Term Liabilities:
Notes payable - related party	$ 1,100	$ 500

Total Liabilities	1,100	500

Stockholders' (Deficit):
Common stock; $.001 par value, 25,000,000 shares
authorized, 49,000 shares issued and outstanding	49	49
Additional paid-in-capital	441	441
Deficit accumulated during the development stage	(1,491)	(911)

Total Stockholders' (Deficit)	(1,001)	(421)

Total Liabilities and Stockholders' (Deficit)	$ 99	$ 79

Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

			Cumulative
	For the Three	For the Nine	from Inception,
	Months Ended	Months Ended	August 15, 2003
	September 30,	September 30,	to September 30,
	2004	2004	2004
Revenue
Sales	$-	$-	$-
Cost of goods sold	-	-	-

Gross profit (loss)	-	-	-

Expenses:
General and administrative	136	580	1,491

Total Expenses	136	580	1,491

Net Loss From Operations	(136)	(580)	(1,491)

Net Loss Before Income Taxes	(136)	(580)	(1,491)
Provision for income taxes	-	-	-

Net Loss	$(136)	$(580)	$(1,491)

Net Loss Per Share	$(0.00)	$(0.01)	$(0.03)

Weighted Average Common
Shares Outstanding	49,000	49,000	49,000

Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Cumulative
	For the Nine	from Inception,
	Months Ended	August 15, 2003
	September 30,	to September 30,
	2004	2004

Operating Activities
Net loss	$ (580)	$ (1,491)
Cash Used in Operating Activities	(580)	(1,491)

Investing Activities	-	-

Financing Activities
Issuance of shares for cash	-	490
Proceeds from related party notes payable	600	1,100
Cash Provided by Financing Activities	600	1,590

Net Change in Cash	20	99
Cash at the Beginning of the Period	79	-

Cash at the End of the Period	$ 99	$ 99

Wannigan Ventures, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

Note 1 Condensed Interim Financial Statements

The accompanying unaudited condensed financial statements include the accounts of Wannigan Ventures, Inc. (a development stage company) (the Company). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the period from inception, August 15, 2003, through December 31, 2003, included in registration Form 10-SB filed with the U.S. Securities and Exchange Commission on March 5, 2004. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2004.

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

    Business activity

Wannigan Ventures, Inc. is a Nevada corporation located in Washington State. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities.

    Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from August 15, 2003 (date of inception) through September 30, 2004 of approximately $1,491 will begin to expire in 2023.

    Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

    Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $99 in cash or cash equivalents at September 30, 2004.

Note 3 Notes Payable- Related Party

In 2003, the Company entered into a $500 non-interest bearing note payable with its owner, repayment of which is due January 1, 2005. The owner retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2003. In 2004, the Company received a $600 non-interest bearing advance from its owner. The advance is due January 1, 2005 and does not have a conversion option. Interest on the loans has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit and accounting fees and maintain a Company bank account.

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

Wannigan has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Wannigan will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Wannigan will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of Wannigan have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business. Wannigan does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

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

During the first three quarters of 2004, the Company issued no shares of common stock.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K.

None

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WANNIGAN VENTURES INC

Date:     11/12/04             By: /s/ Kevin M. Murphy

                                                President, CEO, CFO, and Director