Form 10KSB
period 2004-12-31
WANNIGAN VENTURES INC
filed 2005-03-31
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

WANNIGAN VENTURES, INC.

(Name of Small Business Issuer in its charter)

                                                        Nevada                                                                 83-0375241

                                       (State or other jurisdiction of                                         (I.R.S. Employer Identification No.)

                                        incorporation or organization)

1109 7th Court, Fox Island, WA 98230

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (253) 549-4336

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                     Name of each exchange on which Registered

                                            None

                                            None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

(Title of Class)

None

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Company's stocks have not traded over the past 60 days.

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of March 7, 2005: 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes No X

----- -----

WANNIGAN VENTURES, INC.

TABLE OF CONTENTS

PART I

ITEM 1. Business

ITEM 2. Properties

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

PART II

ITEM 5. Market for Registrant's Common Equity and Related Shareholder Matters

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7. Financial Statements

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 8a Controls and Procedures

ITEM 8\b Other Information

PART III

ITEM 9. Directors and Executive Officers of the Registrant

ITEM 10 Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12. Certain Relationships and Related Transactions

ITEM 13 Exhibits

ITEM 14 Principal Accountant Fees and Services

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

Wannigan Ventures, Inc. ("Wannigan") was incorporated on August 15, 2003, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Wannigan has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, Wannigan has not commenced any operational activities.

Wannigan was formed by Kevin Murphy, the initial director, for the purpose of creating a corporation, which could be used to consummate a merger or acquisition. Mr. Murphy serves as President, Treasurer, Secretary and Director. Mr. Murphy determined next to proceed with filing a Form 10SB.

Mr. Murphy, the President and Director, elected to commence implementation of Wannigan's principal business purpose, described below under "Plan of Operation." As such, Wannigan can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify Wannigan as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in Wannigan's securities until such time as Wannigan has successfully implemented its business plan described herein.

(b) Business of Issuer.

The primary activity of Wannigan currently involves seeking a company or companies that it can acquire or with whom it can merge. Wannigan has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. Wannigan's plans are in the conceptual stage only.

Wannigan's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of Wannigan. (See "Management").

Wannigan is, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may also be desirable target candidates for Wannigan. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than Wannigan. Wannigan is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Wannigan will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Wannigan has not conducted or received results of market research indicating that market demand exists for the transactions contemplated by Wannigan. Moreover, Wannigan does not have, and does not plan to establish, a marketing organization. If there is demand for a business combination as contemplated by Wannigan, there is no assurance Wannigan will successfully complete such transaction.

RISK FACTORS

The securities offered are highly speculative in nature and involve a high degree of risk. Only persons who can afford to lose their entire investment should purchase them. Therefore, each prospective investor should, prior to purchase, consider very carefully the following risk factors among other things, as well as all other information set forth in this prospectus.

Wannigan has had no operating revenue to date and may not become profitable.

Wannigan has had no operating history nor any revenues or earnings from operations. Wannigan has no significant assets or financial resources. Wannigan will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in Wannigan incurring a net operating loss, which will increase continuously until Wannigan can consummate a business combination with a profitable business opportunity. Wannigan may not be able to identify such a business opportunity and consummate such a business combination.

Wannigan's business operations may depend on management outside of Wannigan's control.

The success of Wannigan's proposed plan of operation would depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that Wannigan will be successful in locating candidates meeting such criteria. In the event Wannigan completes a business combination, the success of Wannigan's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond Wannigan's control.

Wannigan is at a competitive disadvantage and in a highly competitive market searching for business combinations and opportunities.

Wannigan is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be desirable target candidates for Wannigan. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than Wannigan and, consequently, Wannigan will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, Wannigan will compete in seeking merger or acquisition candidates with numerous other small public companies.

Wannigan has no agreement for a merger nor any standards set for acceptable candidates for merger.

Wannigan has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. Wannigan may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. Wannigan has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders, Wannigan has not commenced any operational activities. Wannigan may not be able to negotiate a business combination on terms favorable to Wannigan.

Wannigan has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which it will require a target business opportunity to have achieved, and without which Wannigan would not consider a business combination in any form with such business opportunity. Accordingly, Wannigan may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Wannigan's management lacks certain business skills and will be devoting only part-time work hours.

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of Wannigan. Wannigan's only officer has not entered into written employment agreements with Wannigan and is not expected to do so in the foreseeable future. Wannigan has not obtained key man life insurance on its officer or director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of Wannigan's business and its likelihood of continuing operations.

Furthermore, Wannigan's officers and directors are not professional business analysts. Lack of experience will be a detriment to Wannigan's efforts.

Wannigan may, on occasion, enter into business agreements that have a conflict of interest.

Currently, Wannigan's officer and director has no conflict of interest. However, changes in officers and directors or business agreements entered into could potentially show conflicts of interest. In such instance that Wannigan's officers or directors are involved in the management of any firm with which Wannigan transacts business. Wannigan's board of directors will adopt a resolution which prohibits Wannigan from completing a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. Management is not aware of any circumstances under which this policy could be changed while current management is in control of Wannigan. Potential merger or acquisition candidates must meet SEC requirements that may delay or preclude Wannigan' business plan.

Section 13 of the Securities Exchange Act of 1934 requires companies falling under Section 13 of the Securities Exchange Act of 1934 to provide certain information about significant acquisitions, including certified financial statements for Wannigan acquired companies, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Wannigan.

Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

Wannigan is at a competitive disadvantage because it lacks any market research or marketing organization.

Wannigan has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by Wannigan. Moreover, Wannigan does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by Wannigan, there is no assurance Wannigan will be successful in completing any such business combination.

Wannigan will be limited to the business opportunities of any company.

Wannigan's proposed operations, even if successful, will in all likelihood result in Wannigan engaging in a business combination with only one business opportunity. Consequently, Wannigan's activities will be limited to those engaged in by the business opportunity which Wannigan merges with or acquires. Wannigan's inability to diversify its activities into a number of areas may subject Wannigan to economic fluctuations within a particular business or industry and therefore increase the risks associated with Wannigan's operations.

Potential determination by the SEC that Wannigan is an investment company could cause material adverse consequences.

Although Wannigan will be regulated under the Securities Exchange Act of 1933, management believes Wannigan will not be regulated under the Investment Company Act of 1940, insofar as Wannigan will not be engaged in the business of investing or trading in securities. In the event Wannigan engages in business combinations that result in Wannigan holding passive investment interests in a number of entities, then Wannigan could be under regulation of the Investment Company Act of 1940. In such event, Wannigan would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Wannigan has obtained no formal determination from the Securities and Exchange Commission as to the status of Wannigan under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject Wannigan to material adverse consequences.

Any business combination will probably result in loss of management and control by Wannigan shareholders.

A business combination involving the issuance of Wannigan's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in Wannigan. Any such business combination may require management of Wannigan to sell or transfer all or a portion of Wannigan's common stock held by them, or resign as members of the board of directors of Wannigan. The resulting change in control of Wannigan could result in removal of the present officer and director of Wannigan and a corresponding reduction in or elimination of his participation in the future affairs of Wannigan.

Wannigan will most likely suffer a reduction in percentage share ownership of the newly formed company.

Wannigan's primary plan of operation is based upon a business combination with a private concern, which, in all likelihood, would result in Wannigan issuing securities to shareholders of such private company. The issuance of previously authorized and unissued common stock of Wannigan would result in a reduction in percentage of shares owned by present and prospective shareholders of Wannigan and would most likely result in a change in control or management of Wannigan.

Potential acquisition or merger candidates may wish to avoid potential adverse consequences of merging with Wannigan.

Wannigan may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with Wannigan.

Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities that require full disclosure of Wannigan's business, management and financial statements.

Many business decisions made by Wannigan can have major tax consequences and many associated risks.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination Wannigan may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. Wannigan intends to structure any business combination so as to minimize the federal and state tax consequences to both Wannigan and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The requirement of audited financial statements of potential merging entities may cause some potential merger candidates to forego merging with Wannigan.

Management of Wannigan believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with Wannigan, rather than incur the expenses associated with preparing audited financial statements.

Wannigan securities may be limited to only a few markets because of blue-sky laws.

ITEM 2. PROPERTIES

Wannigan neither owns nor leases any real property at this time.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5. Market for Registrant's Common Equity And Related Shareholders Matters

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

Penny Stock Disclosure

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to Wannigan, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The National Association of Securities Dealers, Inc. (the "NASD"), which administers NASDAQ, has recently made changes in the criteria for initial listing on the NASDAQ Small Cap market and for continued listing. For initial listing, a company must have net tangible assets of $4 million, market capitalization of $50 million or net income of $750,000 in the most recently completed fiscal year or in two of the last three fiscal years. For initial listing, the common stock must also have a minimum bid price of $4 per share. In order to continue to be included on NASDAQ, a company must maintain $2,000,000 in net tangible assets and a $1,000,000 market value of its publicly traded securities. In addition, continued inclusion requires two market makers and a minimum bid price of $1.00 per share.

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow Wannigan's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, Wannigan will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of Wannigan to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of Wannigan's securities on a national exchange. In such events, trading, if any, in Wannigan's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, Wannigan's securities.

RECENT SALES OF UNREGISTERED SECURITIES.

On August 15, 2003, 49,000 shares were issued to Wannigan Capital Corp. under Rule 4(2).

There is currently one shareholder of Wannigan. Wannigan Capital Corp. was issued 49,000 shares for providing the capital to form this corporation.

Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

The Articles of Incorporation authorize the issuance of 25,000,000 shares of common stock, with a par value of $.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of Wannigan available for distribution upon winding up of the affairs of Wannigan; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights:

(a) cumulative or special voting rights;

(b) preemptive rights to purchase in new issues of Shares;

(c) preference as to dividends or interest;

(d) preference upon liquidation; or

(e) any other special rights or preferences.

In addition, the Shares are not convertible into any other security.

There are no restrictions on dividends under any loan or other financing arrangements or otherwise. As of December 31, 2004 Wannigan has 49,000 Shares of common stock issued and outstanding.

Non-cumulative voting.

The holders of Shares of Common Stock of Wannigan do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Dividends.

Wannigan does not currently intend to pay cash dividends. Wannigan' proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because Wannigan does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of Wannigan.

A distribution of revenues will be made only when, in the judgment of Wannigan' Board of Directors, it is in the best interest of Wannigan' stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and Wannigan' internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company has engaged the services of Stalt, Inc, 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, 1-650-321-7111, Fax 1-650-321-7113 to act as transfer agent and registrar.

ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

Wannigan's plan is to seek acquisition opportunities, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Wannigan has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and Wannigan has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of Wannigan, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. Wannigan will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption and throughout this Registration Statement is purposefully general and is not meant to restrict Wannigan's virtually unlimited discretion to search for and enter into a business combination.

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

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

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

As is customary in the industry, Wannigan may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by Wannigan's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $5,000,000 transaction. The fees are cumulative. Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of Wannigan, if such person plays a material role in bringing a transaction to Wannigan.

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

ITEM 7. Financial Statements

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Audited Financial Statements

For the Year Ended December 31, 2004

and

the Period of August 15, 2003 (inception) through December 31, 2003

Wannigan Ventures, Inc.

Audited Financial Statements

For the Year Ended December 31, 2004

and

the Period of August 15, 2003 (inception) through December 31, 2003

Table of Contents

                                                                                                                                                                                                                                                                            Page

Report of Independent Registered Public Accounting Firm                                                                                                                                                                     2

Financial Statements

                Balance Sheets                                                                                                                                                                                                                                  3

                Statements of Operations                                                                                                                                                                                                                4

                Statements of Changes in Stockholders' Equity                                                                                                                                                                         5

                Statements of Cash Flows                                                                                                                                                                                                              6

Notes to Financial Statements                                                                                                                                                                                                                    7-9

Child, Sullivan & Company

A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Kaysville, UT, 84037 Ph. 801-927-1337, Fax 801-927-1344

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Wannigan Ventures, Inc.

We have audited the balance sheets of Wannigan Ventures, Inc. (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2004 and the periods of August 15, 2003 (inception) through December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wannigan Ventures, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan & Company

Child, Sullivan & Company

Kaysville, Utah

February 23, 2005

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2004	2003
ASSETS

Current assets
Cash	$63	$79

Total assets	$63	$79

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Notes payable - related party (note 2)	$7,450	$500

Total current liabilities	7,450	500

Long-term liabilities
Note payable - related party (note 2)	500	-

Total liabilities	7,950	-
Stockholders' equity (note 3)
Common stock; $0.001 par value; 25,000,000 shares authorized;
49,000 shares issued and outstanding	49	49
Additional paid-in capital	441	441
Accumulated deficit	(8,377)	(911)

Total stockholders' equity	(7,887)	(421)

Total liabilities and stockholders' equity	$63	$79

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

		Period from	Period from
		August 15, 2003	August 15, 2003
	Year Ended	(Inception) through	(Inception) through
	December 31, 2004	December 30, 2003	December 31, 2004

Revenues	$-	$-	$-

Expenses
Organizational costs	-	490	490
Audit and accounting fees	1,350	400	1,750
Management fees - related party (note 2)	6,000	-	6,000
Other general and administrative	116	21	137
Total expenses	7,466	911	8,377

Net loss and deficit accumulated during
development stage	$(7,466)	$(911)	$(8,377)

Net loss per share	$(.15)	$(.02)

Weighted average common
shares outstanding	49,000	49,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Equity

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at August 15, 2003
(date of inception)	-	$-	$-	$-	$-

Common stock issued for cash	49,000	49	441	-	490

Net loss	-	-	-	(911)	(911)
					.
Balance at December 31, 2003	49,000	49	441	(911)	(421)

Net loss	-	-	-	(7,466)	(7,466)

Balance at December 31, 2004	49,000	$49	$441	$(8,377)	$(7,887)

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

		Period from	Period from
		August 15, 2003	August 15, 2003
	Year Ended	(Inception) through	(Inception) through
	December 31,	December 31,	December 31,
	2004	2003	2004
Cash flows from operating activities:

Net loss and accumulated deficit	$(7,466)	$(911)	$(8,377)

Total cash flows used in operating activities	(7,466)	(911)	(8,377)

Cash flows from investing activities:	-	-

Cash flows from financing activities:

Proceeds from notes payable - related party	7,450	500	7,950
Common stock issued for cash	-	490	490

Total cash flows provided by financing activities	7,450	990	8,440

Net change in cash	(16)	79	63

Beginning cash balance	79	-	-

Ending cash balance	$63	$79	$63

Supplemental disclosure of cash flows:
Cash paid for interest	$-	$-	$-

Cash paid for income taxes	$-	$-	$-

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2004

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Wannigan Ventures, Inc. (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage.

Business activity

Wannigan Ventures, Inc. (the Company) is a Nevada corporation located in Las Vegas, Nevada. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company has elected a fiscal year end of December 31st.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2004 of approximately $8,377 will begin to expire in 2022. Accordingly, deferred tax assets of approximately $2,848 were offset by the valuation allowance, which increased by $2,538 in 2004.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $63 in cash or cash equivalents at December 31, 2004.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2004

2.  Related Party Transactions

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its only shareholder, repayment of which was originally due January 1, 2005, but has been extended by the shareholder to January 1, 2006. The shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2004. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

During the period of June through December 2004, the Company entered into several additional notes payable with its shareholder totaling $7,450. Funds totaling $1,450 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $6,000 is an accrual for consulting expense incurred with the shareholder as explained below. The notes bear no interest and will be paid back once the Company establishes profitable operations.

The Company entered into a consulting agreement with its shareholder for the period of one year commencing October 1, 2004. At the end of this term, the agreement will be automatically renewed for another year. The shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reasonable out-of-pocket expenses. At December 31, 2004, the Company had incurred three months of consulting expense totaling $6,000. The fees have not been paid to the shareholder and are included in the notes payable balance of $7,950 as explained in the previous paragraph.

3.  Stockholders' Equity

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490. The proceeds were used to pay for incorporation and filing fees.

4.  Subsequent Events

On February 14, 2005, the Company entered into an agreement with an entity for which the Company will act as consultant in the areas of corporate growth and acquisition, accounting, and other business affairs. The entity has agreed to pay the Company 1,250,000 shares of its restricted common stock in addition to $2,500 per month, plus reasonable out-of-pocket expenses.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2004

5.  Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. To the extent financing is not available, the Company may not be able to, or may be delayed in, developing its services and meeting its obligations. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. The accompanying financial statements do not reflect any adjustments that might result from the outcome of these uncertainties.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the Company's first fiscal year and up to the present time, the principal independent accountant for the Company has neither resigned (or declined to stand for reelection) nor been dismissed. The independent accountant for the Company is Child Sullivan and Company. There have been no disagreements on accounting or financial disclosure.

ITEM 8A Controls and Procedures

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the fiscal year ended December 31, 2004, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 8B Other Information

As of December 31, 2004, Wannigan management is unaware of any additional information that was to be reported on From 8-K during the fourth quarter of the fiscal year ended December 31, 2004.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. All these persons have held their positions since August 2003. Each director and officer shall serve for a term ending on the date of the third Annual Meeting.

Kevin Murphy. Mr. Murphy, age 58, is an International Consultant, with many years of Executive Management experience in Corporate Re-organization, Finance, Administration and New Business Development. He serves on the Board of Directors of several Public Companies listed on various US stock exchanges. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. (WGAN-pinks), the parent company of Wannigan Ventures Inc. Mr. Murphy serves as President/CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc, a private Investment Banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future .Com, Inc. on August 15, 2001 He applied for re-organization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002. Mr. Murphy filed Bankruptcy in June of 2001. He is Chairman of the Board and Chief Executive Officer of Lyon Capital Ventures Inc; and is also CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an Alumnus of The University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 5 grandchildren

Wannigan Capital Corp. Sole Shareholder

None of the Officers and Directors has been involved in legal proceedings that impair their ability to perform their duties as Officers and Directors.

There is no family relationship between any of the officers or directors.

ITEM 10. EXECUTIVE COMPENSATION

(a) No officer or director of Wannigan is receiving any remuneration at this time.

(b) No remuneration is proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan, which is presently existing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Form 10-KSB, the outstanding Shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by Wannigan to own beneficially, more than 5% of Wannigan' Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Wannigan Capital Corp.	49,000	100%

None of the Officers, Directors or existing shareholders have the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Principal Shareholder(s).

The addresses for the principal shareholders are as follows:

Wannigan Capital Corp. 1109 7th Court, Fox Island WA 98333

The Shareholder has sole voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 11 of Form 1-A, Model B, had or is to have a direct or indirect material interest.

Interest of named experts and counsel.

None.

Management's Plan With Respect To Other Blank Check Entities.

Currently, President Kevin Murphy is not an officer or director of any other Blank Check Entities.

ITEM 13. EXHIBITS

Exhibits

31.1 Certification pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification Pursuant to Section 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2003: $

2004: $

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2003: $

2004: $

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2003: $

2004: $

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2003: $0

2004: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2005

Wannigan Ventures, Inc.

By:/s/ Kevin Murphy

Kevin Murphy, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Kevin Murphy

Kevin Murphy, President