Form 10QSB
period 2005-03-31
WANNIGAN VENTURES INC
filed 2005-05-23
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005

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

March 31, 2005: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format             Yes             No X

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                             PAGE

Item 1. Financial Statements:

Balance sheet as of March 31, 2005                                                                                             4

Statements of operations for the three months ended

March 31, 2005 and 2004, and from August 15, 2003

(date of inception) through March 31, 2005                                                                                                             5

Statements of cash flows for the three months ended

March 31, 2005 and 2004, and from August 15, 2003

(date of inception) through March 31, 2005                                                                                                             6

Notes to Financial Statements                                                                                                                               7-8

Item 2. Management's Plan of Operations                                                                                                         9-10

Item 3. Controls and Procedures                                                                                                                            10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                       10

Item 2. Changes in Securities                                                                                                                                  11

Item 3. Defaults upon Senior Securities                                                                                                                11

Item 4. Submission of Matters to a Vote of Securities Holders                                                                         11

Item 5. Other Information                                                                                                                                         11

Item 6. Exhibits and Reports on Form 8 - K                                                                                                          11

Signatures                                                                                                                                                                  11

Certifications                                                                                                                                                        Attached

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2004 previously filed in a Form 10-KSB with the Securities and Exchange Commission.

Wannigan Ventures, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

Note 1 Condensed Interim Financial Statements

The accompanying unaudited condensed financial statements include the accounts of Wannigan Ventures, Inc. (a development stage company) (the Company). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the period from inception, August 15, 2003, through December 31, 2004, included in a previously filed Form 10-KSB filed with the U.S. Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

Note 2 Organization and Summary of Significant Accounting Policies

This summary of the Company's significant accounting policies is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company is considered to be in its development stage and has presented its financial statements in accordance with SFAS No. 7.

Business activity

Wannigan Ventures, Inc. is a Nevada corporation located in Washington State. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company is wholly owned by a public company (the Parent).  Since the Company is recognized by the Securities and Exchange Commission as a separate registrant, it is required to report as a stand-alone entity.  The Company will also be reported as a subsidiary in the Parent's consolidated financial statements.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from August 15, 2003 (date of inception) through March 31, 2005 of approximately $15,544 will begin to expire in 2022. Accordingly, deferred tax assets of approximately $5,285 were offset by a valuation allowance, which increased by $2,437 during 2005.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $224 in cash or cash equivalents at March 31, 2005.

Earnings Per Share

The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Reclassification

Certain items have been reclassified from prior periods to conform to current quarter presentation. The reclassifications do not materially affect the presentation of the Company's balances at March 31, 2005 or the results of the Company's operations or cashflows for the quarter then ended.

Note 3 Related Party Transactions

Accounts Payable

The Company entered into a consulting agreement with its only shareholder (the Shareholder) for the period of one year commencing October 1, 2004. At the end of this term, the agreement will be automatically renewed for another year. The Shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reasonable out-of-pocket expenses. At March 31, 2005, the Company had incurred six months of consulting expense totaling $12,000, $6,000 of which was incurred during the current quarter. The entire balance of $12,000 was payable to the Shareholder at March 31, 2005.

Notes Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with the Shareholder, repayment of which is due January 1, 2006. The Shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at March 31, 2005. The remaining $1,978 consists of non-interest bearing advances from the Shareholder. The advances are due on demand and do not have a conversion option. Interest on the loans has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit, accounting, and other operating expenses.

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

Selecting a business opportunity will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous firms seeking the benefits of a publicly-traded corporation. Such perceived benefits of a publicly-traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders, and other items. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Management believes that Wannigan may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, Wannigan would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by Wannigan to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Wannigan must commit to acquire a business may correspondingly increase the risk of loss to Wannigan. No assurance can be given as to the terms or availability of financing for any acquisition by Wannigan. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which Wannigan may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of Wannigan. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on Wannigan.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Wannigan is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Wannigan has been threatened. Wannigan Capital Corp., Wannigan's sole shareholder, is a party to an S.E.C civil action and there are material pending legal proceedings but, to the best of its knowledge, no additional action by or against Wannigan Capital Corp. has been threatened by other parties.

Item.2. Changes in Securities and Use of Proceeds.

During the first quarter of 2005, the Company issued no shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

There is currently 1 shareholder of Wannigan. Wannigan Capital Corp. was issued 49,000 shares in 2003 for providing the capital to form this corporation.

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

Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WANNIGAN VENTURES INC

Date: 5/13/05                                                                                                                                                 By: /s/ Kevin M. Murphy

President, CEO, CFO, and Director