Form 10QSB
period 2005-06-30
WANNIGAN VENTURES INC
filed 2005-08-19
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2005

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

1172 Manito Dr., PO Box 363

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

June 30, 2005: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes No X

----- -----

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                 PAGE

Item 1. Financial Statements (unaudited):                                                                                                                                     4

Balance Sheet as of June 30, 2005                                                                                                                                                  5

Statements of Operations for the three months and six months ended

June 30, 2005 and 2004, and from Inception through

    June 30, 2005                                                                                                                                                                                 6

Statements of Cash Flow for the six months ended

June 30, 2005 and from Inception through

    June 30, 2005                                                                                                                                                                                 7

Notes to Financial Statements (unaudited)                                                                                                                                  8

Item 2. Management's Plan of Operations                                                                                                                              9-10

Item 3. Controls and Procedures                                                                                                                                                  10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                             10

Item 2. Changes in Securities                                                                                                                                                       10

Item 3. Defaults upon Senior Securities                                                                                                                                     10

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                              10

Item 5. Other Information                                                                                                                                                              11

Item 6. Exhibits and Reports on Form 8 - K                                                                                                                               11

Signatures                                                                                                                                                                                       11

Certifications                                                                                                                                                                                  12

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

Note 1 Condensed Interim Financial Statements

The accompanying unaudited condensed financial statements include the accounts of Wannigan Ventures, Inc. (a development stage company) (the Company). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the period from inception, August 15, 2003, through December 31, 2004 filed with the U.S. Securities and Exchange Commission on March 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

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

    Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from August 15, 2003 (date of inception) through June 30, 2005 of approximately $22,448 will begin to expire in 2023.

    Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

    Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $182 in cash or cash equivalents at June 30, 2005.

    Earnings per Share

The computation of net income/loss per share of common stock is based on the weighted average number of shares outstanding for the periods presented.

    Reclassification

Certain items have been reclassified from prior periods to conform to current period presentation. The reclassifications do not materially affect the presentation of the Company's balances at June 30, 2005 or the results of the Company's operations or cash flows for the periods then ended.

Note 3 Notes Payable- Related Party

Accounts Payable

The Company entered into a consulting agreement with its only shareholder (the Shareholder) for the period of one year commencing October 1, 2004. At the end of this term, the agreement will be automatically renewed for another year. The Shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reasonable out-of-pocket expenses. At June 30, 2005, the Company had incurred nine months of consulting expense totaling $18,000, $6,000 of which was incurred during the current quarter. The entire balance of $18,000 was payable to the Shareholder at June 30, 2005.

Notes Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with the Shareholder, repayment of which is due January 1, 2006. The Shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at June 30, 2005. The remaining $2,404 consists of non-interest bearing advances from the Shareholder. The advances are due on demand and do not have a conversion option. Interest on the loans has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit, accounting, and other operating expenses.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Wannigan has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Wannigan will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Wannigan will also incur significant legal and accounting costs with the acquisition of a business opportunity, including the costs of preparing post-effective amendments, Forms 8-K, agreements, and related reports and documents. Nevertheless, the officers and directors of Wannigan have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business. Wannigan does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

Wannigan will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other businesses and professionals. It is not presently anticipated that Wannigan will engage professional firms specializing in business acquisitions or reorganizations.

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

There has been no business activity during the six month period ending June 30, 2005 nor from August 3, 2003 (inception) through June 30, 2005 other than incidental expenses which have been accrued.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Wannigan is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Wannigan has been threatened. Wannigan Capital Corp., Wannigan's sole shareholder is a party to a S.E.C. civil action and there are material pending legal proceedings and, to the best of its knowledge, no additional action by or against Wannigan Capital Corp. has been threatened by other parties.

            Item.2. Changes in Securities and Use of Proceeds.

During the first two quarters of 2005, the Company issued no shares of common stock.

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

WANNIGAN VENTURES INC

Date: 08/15/05                                                             By: /s/ Kevin M. Murphy

                                                                                        President, CEO, CFO, and Director