Form 10QSB
period 2005-09-30
WANNIGAN VENTURES INC
filed 2005-11-04
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

September 30, 2005: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

        Transitional Small Business Issuer Format Yes             No     X

                                                                                            -----             -----

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I.         FINANCIAL INFORMATION                                                                             PAGE

Item 1.     Financial Statements (unaudited):                                                                                     4

Balance Sheet as of September 30, 2005                                                                                            5

Statements of Operations for the three months and nine months ended

September 30, 2005 and 2004, and from Inception through

September 30, 2005                                                                                                                               6

Statements of Cash Flows for the nine months ended

September 30, 2005 and 2004, and from Inception through

September 30, 2005                                                                                                                               7

Notes to Financial Statements (unaudited)                                                                                      8

Item 2.     Management's Plan of Operations                                                                                9-10

Item 3.     Controls and Procedures                                                                                                   10

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings                                                                                                              10

Item 2.     Changes in Securities                                                                                                        10

Item 3.     Defaults upon Senior Securities                                                                                      10

Item 4.     Submission of Matters to a Vote of Securities Holders                                              10

Item 5.     Other Information                                                                                                             11

Item 6.     Exhibits and Reports on Form 8 - K                                                                              11

Signatures                                                                                                                                          11

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

Wannigan Ventures, Inc.
(A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30, 2005	For the Nine Months Ended September 30, 2004	Cumulative from Inception, August 15, 2003 to September 30, 2005
Operating Activities			
Net loss	$ (20,513)	$ (180)	$ (28,890)
Changes in operating assets and liabilities:			
Increase in accounts payable	1,636	-	1,636
Increase in accounts payable - related party	18,000	-	24,000
Cash used in operating activities	(877)	(180)	(3,254)
Investing Activities	-	-	-
Financing Activities			
Issuance of shares for cash	-	-	490
Proceeds from related party notes payable	954	200	2,904
Cash provided by financing activities	954	200	3,394
Net change in cash	77	20	140
Cash at beginning of the period	63	79	-
Cash at end of the period	$ 140	$ 99	$ 140

Wannigan Ventures, Inc.

(A Development Stage Company)

Condensed Notes to Unaudited Interim Financial Statements

Note 1 Condensed Interim Financial Statements

The accompanying unaudited condensed financial statements include the accounts of Wannigan Ventures, Inc. (a development stage company) (the Company). These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the period from inception, August 15, 2003, through December 31, 2004 filed with the U.S. Securities and Exchange Commission on March 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carry forwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carry forwards generated during the period from August 15, 2003 (date of inception) through September 30, 2005 of approximately $28,890 will begin to expire in 2023.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $140 in cash or cash equivalents at September 30, 2005.

Earnings per Share

The computation of net income/loss per share of common stock is based on the weighted average number of shares outstanding for the periods presented.

Reclassification

Certain items have been reclassified from prior periods to conform to current period presentation. The reclassifications do not materially affect the presentation of the Company's balances at September 30, 2005 or the results of the Company's operations or cash flows for the periods then ended.

Note 3 Related Party Transactions

Accounts Payable

The Company entered into a consulting agreement with its only shareholder (the Shareholder) for a period of one year commencing October 1, 2004. At the end of this term, the agreement will be automatically renewed for another year. The Shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reasonable out-of-pocket expenses. At September 30, 2005, the Company had incurred twelve months of consulting expense totaling $24,000, $6,000 of which was incurred during the current quarter. The entire balance of $24,000 was payable to the Shareholder at September 30, 2005.

Notes Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with the Shareholder, repayment of which is due January 1, 2006. The Shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at September 30, 2005. The remaining $2,404 consists of non-interest bearing advances from the Shareholder. The advances are due on demand and do not have a conversion option. Interest on the loans has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit, accounting, and other operating expenses.

Note 4 Going Concern

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

Management, while not especially experienced in matters relating to the new business of Wannigan, will rely upon their own efforts and, to a much lesser extent, the efforts of Wannigan's shareholder, in accomplishing the business purposes of Wannigan. It is not anticipated that any outside consultants or advisors, other than Wannigan's legal counsel and accountants, will be utilized by Wannigan to effectuate its business purposes described herein. However, if Wannigan does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as Wannigan has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, Wannigan's management has never used outside consultants or advisors in connection with a merger or acquisition.

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

There has been no business activity during the nine month period ending September 30, 2005 nor from August 15, 2003 (inception) through September 30, 2005 other than incidental expenses which have been accrued.

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

During the first three quarters of 2005, the Company issued no shares of common stock.

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

                                                                                                    WANNIGAN VENTURES INC.

Date: 10/15/05                                                                             By: /s/ Kevin M. Murphy

                                                                                                    President, CEO, CFO, and Director