Form 10KSB
period 2005-12-31
WANNIGAN VENTURES INC
filed 2006-03-31
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Commission File No. 001-32032

WANNIGAN VENTURES, INC.

(Name of Small Business Issuer in its charter)

Nevada                                                             83-0375241

(State or other jurisdiction of                         (I.R.S. Employer Identification No.)

incorporation or organization)

1172 Manito Dr NW , Fox Island, WA 98333

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (253) 549-4336

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Issuer's common stock was not publicly traded during the year ended December 31, 2005.

Number of shares of Common Stock, $0.001 par value per share, of the registrant outstanding as of March 31, 2006: 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes         No X

                                                                    -----         -----

EXHIBIT INDEX IS ON PAGE 21

WANNIGAN VENTURES, INC.

TABLE OF CONTENTS

PART I

PART II

PART III

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

Wannigan Ventures, Inc. ("Wannigan") was incorporated on August 15, 2003, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Wannigan has been in the developmental stage since inception and has no revenues to date. Other than issuing shares to its original shareholders, Wannigan has not commenced any operational activities.

Wannigan was formed by Kevin Murphy, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Mr. Murphy serves as President, Treasurer, Secretary and Director. Mr. Murphy determined next to proceed with filing a Form 10SB.

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

Wannigan has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which Wannigan would not consider a business combination in any form with such business opportunity. Accordingly, Wannigan may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Furthermore, Wannigan's officer and director is not a professional business analyst. Lack of experience will be a detriment to Wannigan's efforts.

Wannigan may, on occasion, enter into business agreements that have a conflict of interest.

Currently, Wannigan's officer and director has no conflict of interest. However, changes in officers and directors or business agreements entered into could potentially show conflicts of interest in such instance that Wannigan's officers or directors are involved in the management of any firm with which Wannigan transacts business. Wannigan's board of directors will adopt a resolution which prohibits Wannigan from completing a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest. Management is not aware of any circumstances under which this policy could be changed while current management is in control of Wannigan. Potential merger or acquisition candidates must meet SEC requirements that may delay or preclude Wannigan' business plan.

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

RECENT SALES OF UNREGISTERED SECURITIES.

On August 15, 2003, 49,000 shares were issued to Wannigan Capital Corp. under Rule 4(2) for $490 cash. Wannigan Capital Corp. is currently the only shareholder and purchased the shares to provide capital to form this corporation.

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

There are no restrictions on dividends under any loan or other financing arrangements or otherwise. As of December 31, 2005, Wannigan has 1 shareholder of record, and 49,000 Shares of common stock issued and outstanding.

Non-cumulative voting.

The holders of Shares of Common Stock of Wannigan do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Dividends.

Wannigan does not currently intend to pay cash dividends. Wannigan's proposed dividend policy is to make distributions of its revenues to its stockholders when the Company's Board of Directors deems such distributions appropriate. Because Wannigan does not intend to make cash distributions, potential shareholders would need to sell their shares to realize a return on their investment. There can be no assurances of the projected values of the shares, nor can there be any guarantees of the success of Wannigan.

A distribution of revenues will be made only when, in the judgment of Wannigan's Board of Directors, it is in the best interest of Wannigan's stockholders to do so. The Board of Directors will review, among other things, the investment quality and marketability of the securities considered for distribution; the impact of a distribution of the investee's securities on its customers, joint venture associates, management contracts, other investors, financial institutions, and Wannigan's internal management, plus the tax consequences and the market effects of an initial or broader distribution of such securities.

Transfer Agent.

The Company has engaged the services of Stalt, Inc, 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, 1-650.321.7111, Fax 1-650-321.7113 to act as transfer agent and registrar.

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

Management believes that Wannigan may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, Wannigan would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by Wannigan to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that Wannigan must commit to acquire a business, may correspondingly increase the risk of loss to Wannigan. No assurance can be given as to the terms or availability of financing for any acquisition by Wannigan. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which Wannigan may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of Wannigan. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on Wannigan.

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

ITEM 7. Financial Statements

The required financial statements are attached immediately following the signature page of this Form 10KSB. An index to the financial statement schedules required to be filed by Part II, Item 7 of this Form 10-KSB is set forth immediately before the attached financial statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC, (the PLLC). Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. Controls and Procedures

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

ITEM 8B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2005, there was no information required to be reported on Form 8K which was no previously reported.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, and respective positions of the directors, officers, and significant employees of the Company are set forth below. All these persons have held their positions since August 2003. Each director and officer shall serve for a term ending on the date of the third Annual Meeting.

Kevin Murphy. Mr. Murphy, age 59, is an International Consultant, with many years of Executive Management experience in Corporate Re-organization, Finance, Administration and New Business Development. He serves on the Board of Directors of several Public Companies listed on various US stock exchanges. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. (WGAN-pinks), the parent company of Wannigan Ventures Inc. Mr. Murphy serves as President/CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future .Com, Inc. on August 15, 2001. He applied for re-organization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002. Mr. Murphy filed Bankruptcy in June of 2001. He is Chairman of the Board and Chief Executive Officer of Lyon Capital Ventures Inc; and is also CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an Alumnus of The University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 5 grandchildren

Wannigan Capital Corp. Sole Shareholder

Mr. Murphy has not been involved in legal proceedings that impair his ability to perform his duties as an Officer and Director.

Audit Committee.

The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

ITEM 10. EXECUTIVE COMPENSATION

(a) No officer or director of Wannigan is receiving any remuneration at this time.

(b) No remuneration is proposed to be in the future directly or indirectly by the corporation to any officer or director under any plan which is presently existing.

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

Wannigan Capital Corp. 1172 Manito Dr. NW, Fox Island WA 98333

The Shareholder has sole voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 17, 2003, Wannigan entered into a $500 non-interest bearing note payable with its only shareholder, Wannigan Capital Corp. (the Shareholder), repayment of which was originally due January 1, 2005 but has been extended by the shareholder to January 1, 2007. The Shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2005. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

Wannigan entered into a management agreement (the Agreement) with the Shareholder for the period of one year commencing October 1, 2004. At the end of this initial term, the Agreement was automatically renewed for another year. The Shareholder will act as the office manager and management consultant for Wannigan, and will be compensated $2,000 per month, plus reimbursement for the payment of operating expenses on Wannigan's behalf. During 2005, Wannigan incurred $24,000 in management fees and $2,529 in operating expenses. Since the Agreement's inception, Wannigan has accrued fifteen months of management fees totaling $30,000, plus operating expenses of $3,979, for total amount due to the Shareholder at December 31, 2005 of $33,979. These items bear no interest and will be paid back once Wannigan establishes profitable operations.

Wannigan's President, Kevin Murphy, has been providing a mailing address to Wannigan without charge since inception. This service has been determined by Wannigan to have only nominal value and is not reflected in the financial statements.

Interest of named experts and counsel.

None.

Management's Plan With Respect To Other Blank Check Entities.

Currently, President Kevin Murphy is not an officer or director of any other Blank Check Entities.

ITEM 13. EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Amendment to Articles	Previously Filed
3.3	Bylaws	Previously Filed
31	Rule 13a-14(a)/15d-14(a) Certifications	Included
32	Section 1350 Certifications	Included

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB approximated:

2004: $1,300

2005: $2,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2004: $0

2005: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2004: $0

2005: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2004: $0

2005: $

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wannigan Ventures, Inc.

By:/s/ Kevin Murphy

Kevin Murphy, President

Date: March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Wannigan Ventures, Inc.

By:/s/ Kevin Murphy

Kevin Murphy

President, Director, CEO

Date: March 31, 2006

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Audited Financial Statements

For the Years Ended December 31, 2005 and 2004,

and

the Period of August 15, 2003 (inception) through December 31, 2005

Wannigan Ventures, Inc.

Audited Financial Statements

For the Years Ended December 31, 2005 and 2004

and

the Period of August 15, 2003 (inception) through December 31, 2005

Table of Contents

                                                                                                                                                                        Page

Report of Independent Registered Public Accounting Firm                                                                                 20

Financial Statements

Balance Sheets                                                                                                                                                 21

Statements of Operations                                                                                                                                  22

Statements of Changes in Stockholders' Deficit                                                                                                  23

Statements of Cash Flows                                                                                                                                 24

Notes to Financial Statements                                                                                                                         25-27

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Kaysville, UT, 84037 Ph. 801-927-1337, Fax 801-927-1344

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Wannigan Ventures, Inc.

We have audited the balance sheets of Wannigan Ventures, Inc. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004, and the period of August 15, 2003 (inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wannigan Ventures, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, and for the period of August 13, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

March 27, 2006

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2005	2004
ASSETS

Current assets
Cash	$ 97	$ 63

Total assets	$ 97	$ 63

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 1,037	$ -
Accounts payable - related party (note 2)	33,979	7,450

Total current liabilities	35,016	7,450

Long-term liabilities
Note payable - related party (note 2)	500	500

Total liabilities	35,516	7,950

Stockholders' deficit (note 3)
Common stock; $0.001 par value; 25,000,000 shares authorized;
49,000 shares issued and outstanding	49	49
Additional paid-in capital	441	441
Deficit accumulated during development stage	(35,909)	(8,377)

Total stockholders' deficit	(35,419)	(7,887)

Total liabilities and stockholders' deficit	$ 97	$ 63

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

			Period from
			August 15, 2003
	Years Ended December 31,		(Inception) through
	2005	2004	December 31, 2005

Revenues	$ -	$ -	$ -

Expenses
Organizational costs	-	-	490
Audit and accounting fees	2,600	1,350	4,350
Management fees - related party (note 2)	24,000	6,000	30,000
Other general and administrative	932	116	1,069
Total expenses	27,532	7,466	35,909

Net loss and deficit accumulated during
development stage	$ (27,532)	$ (7,466)	$ (35,909)

Net loss per share	$ (.56)	$ (.15)

Weighted average common
shares outstanding	49,000	49,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at August 15, 2003
(date of inception)	-	.$ -	$ -	$ -	$ -

Common stock issued for cash	49,000	49	441	-	490

Net loss	-	-	-	(911)	(911)

Balance at December 31, 2003	49,000	49.441		(911)	(421)

Net loss	-	-	-	(7,466)	(7,466)

Balance at December 31, 2004	49,000	49	441	(8,377)	(7,887)

Net loss	-	-	-	(27,532)	(27,532)

Balance at December 31, 2005	49,000	$ 49	.$ 441	$ (35,909)	$ (35,419)

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Period from
			August 15, 2003
			(Inception) through
	Years Ended December 31,		December 31,
	2005	2004	2005
Cash flows from operating activities:

Net loss and accumulated deficit	$ (27,532)	$ (7,466)	$ (35,909)

Changes in operating assets and liabilities:
Increase in accounts payable	1,037	-	1,037
Increase in accounts payable - related party	26,529	7,450	33,979
Total cash flows provided by
(used in) operating activities	34	(16)	(893)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:

Proceeds from notes payable - related party	-	-	500
Common stock issued for cash	-	-	490

Total cash flows provided by financing activities	-	.-	.990

Net change in cash	34	.(16)	97

Beginning cash balance	63	79	-

Ending cash balance	$ 97	$ 63	$ 97

Supplemental disclosure of cash flows:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005, and the

Period from August 15, 2003 (inception) through December 31, 2005

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

Business activity

Wannigan Ventures, Inc. (the Company) is a Nevada corporation located in Las Vegas, Nevada. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company has elected a fiscal year end of December 31.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2005 of approximately $35,909 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $12,568 were offset by the valuation allowance, which increased by $9,636 in 2005.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $97 in cash or cash equivalents at December 31, 2005.

Reclassification

Certain items in the December 31, 2004 financial statements have been reclassified to conform to the December 31, 2005 financial statement presentation.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005, and the

Period from August 15, 2003 (inception) through December 31, 2005

1. Organization and Summary of Significant Accounting Policies (Cont'd)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standard No. 128 (SFAS No. 128), "Earnings per Share", which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. The Company's convertible debt (Note 2) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

Recently Issued Accounting Pronouncements

In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2005, and the

Period from August 15, 2003 (inception) through December 31, 2005

Related Party Transactions

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its only shareholder, repayment of which was originally due January 1, 2005 but has been extended by the shareholder to January 1, 2007. The shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2005. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

The Company entered into a management agreement (the Agreement) with its sole shareholder (the Shareholder) for the period of one year commencing October 1, 2004. At the end of this initial term, the Agreement was automatically renewed for another year. The Shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reimbursement for the payment of operating expenses on the Company's behalf. During 2005, the Company incurred $24,000 in management fees and $2,529 in operating expenses. Since the Agreement's inception, the Company has accrued fifteen months of management fees totaling $30,000, plus operating expenses of $3,979, for total amount due to the Shareholder at December 31, 2005 of $33,979. These items bear no interest and will be paid back once the Company establishes profitable operations.

The Company's President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

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