Form 10QSB
period 2006-03-31
WANNIGAN VENTURES INC
filed 2006-05-22
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

1172 Manitou Dr., PO Box 363

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

March 31, 2006: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format     Yes         No X

                                                                                                                                                                            -----      -----

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                         PAGE

Item 1. Financial Statements (unaudited):                                                                                                                               4

Balance Sheet as of March 31, 2006                                                                                                                                         5

Statements of Operations for the three months ended

March 31, 2006 and 2005, and from Inception through

March 31, 2006                                                                                                                                                                             6

Statements of Cash Flows for the three months ended

March 31, 2006 and 2005, and from Inception through

March 31, 2006                                                                                                                                                                             7

Notes to Financial Statements (unaudited)                                                                                                                             8

Item 2. Management's Plan of Operations                                                                                                                         9-10

Item 3. Controls and Procedures                                                                                                                                             10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                        10

Item 2. Changes in Securities                                                                                                                                                  10

Item 3. Defaults upon Senior Securities                                                                                                                                 10

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                          10

Item 5. Other Information                                                                                                                                                          11

Item 6. Exhibits and Reports on Form 8 - K                                                                                                                           11

Signatures                                                                                                                                                                                    11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2005 previously filed in a Form 10-KSB with the Securities and Exchange Commission.

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the three months Ended March 31, 2006

and

the Period of August 15, 2003 (inception) through March 31, 2006

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited) March 31,
2006
ASSETS

Current assets
Cash	$ 55

Total assets	$ 55

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 2,237
Notes payable - related party (note 2)	40,479

Total current liabilities	42,716

Long-term liabilities
Note payable - related party (note 2)	-

Total liabilities	42,716

Stockholders' deficit (note 3)
Common stock; $0.001 par value; 25,000,000 shares authorized;
49,000 shares issued and outstanding	49
Additional paid-in capital	441
Accumulated deficit	(43,151)
Total stockholders' equity	(42,661)
Total liabilities and stockholders' deficit	$ 55

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Period from
	Three months ended		August 15, 2003
	March 31,		(Inception) through
	2006	2005	March 31, 2006

Revenues	$ -	$ -	$ -

Expenses
Organizational costs	-	-	490
Audit and accounting fees	1,200	1,050	5,550
Management fees - related party (note 2)	6,000	6,000	36,000
Other general and administrative	42	117	1,111
Total expenses	7,242	7,167	43,151

Net loss and deficit accumulated during
development stage	$ (7,242)	$ (7,167)	$ (43,151)

Net loss per share	$ (.15)	$ (.15)

Weighted average common
shares outstanding	49,000	49,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

				Period from
				August 15, 2003
	Three months ended			(Inception) through
	March 31,			March
	2006		2005	2006
Cash flows from operating activities:

Net loss and accumulated deficit	$ (7,242)		$ (7,167)	$ (43,151)

Changes in operating assets and liabilities:
Increase in accounts payable	1,200		800	2,237
Increase in accounts payable - related party	6,000		6,000	33,979

Total cash flows ued in operating activities	(42)	`	(367)	(935)

Cash flows from investing activities:	-		-	-

Cash flows from financing activities:

Proceeds from notes payable - related party	-		528	500
Common stock issued for cash	-		-	490

Total cash flows provided by financing activities	-		528.990

Net change in cash	(42)		161	55

Beginning cash balance	97		63	-

Ending cash balance	$ 55		$ 224	$ 55

Supplemental disclosure of cash flows:

Cash paid for interest	$ -		$ -	$ -

Cash paid for income taxes	$ -		$ -	$ -

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2006

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Wannigan Ventures, Inc. (a development stage company) (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage.

Business activity

Wannigan Ventures, Inc. (the Company) is a Nevada corporation located in Las Vegas, Nevada. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company has elected a fiscal year end of December 31.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2005 of approximately $13,157 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $15,102 were offset by a full valuation allowance, which increased by $2,534 during the three months ended March 31, 2006.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $55 in cash or cash equivalents at March 31, 2006.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to current quarter presentation.

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

In addition to the note payable mentioned above, at March 31, 2006 the Company has entered into notes payable with its shareholder totaling $39,979. Funds totaling $9,979 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $30,000 is an accrual for consulting expenses incurred with the shareholder as explained below. The notes bear no interest and will be paid back once the Company establishes profitable operations.

The Company entered into a consulting agreement with its shareholder for the period of one year commencing October 1, 2004. At the end of this term the agreement will be automatically renewed for another year. The shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reasonable out-of-pocket expenses. At March 31, 2006, the Company had incurred three months of consulting expense totaling $6,000. The fees have not been paid to the shareholder and are included in the notes payable balance of $39,979 as explained in the previous paragraph.

3. Stockholders' Equity

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490. The proceeds were used to pay for incorporation and filing fees.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2006

4.    Going Concern

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

There has been no business activity during the three month period ending March 31, 2006 nor from August 15, 2003 (inception) through March 31, 2006 other than incidental expenses which have been accrued.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Wannigan carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Wannigan's Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Wannigan's disclosure controls and procedures were effective.

Wannigan also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in Wannigan's internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

WANNIGAN VENTURES INC.

Date: 3/15/06                                                                                     By: /s/ Kevin M. Murphy

                                                                                                                President, CEO, CFO, and Director