Form 10QSB
period 2006-06-30
WANNIGAN VENTURES INC
filed 2006-08-14
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2006

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

June 30, 2006: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes No X

----- -----

WANNIGAN VENTURES INC

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (unaudited): 4

Balance Sheet as of June 30, 2006 5

Statements of Operations for the six months ended

June 30, 2006 and 2005, and from Inception through

June 30, 2006 6

Statements of Cash Flows for the six months ended

June 30, 2006 and 2005, and from Inception through

June 30, 2006 7

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

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the three and six months Ended June 30, 2006

and

the Period of August 15, 2003 (inception) through June 30, 2006

**Wannigan Ventures, Inc.**
**(A Development Stage Company)**

Balance Sheets

| | June 30 2006 (Unaudited) | December 31, 2005 |
|---|---|---|
| **ASSETS** | | |
| Current assets | | |
| Cash | $ 13 | $ 97 |
| Total assets | $ 13 | $ 97 |
| **LIABILITIES AND STOCKHOLDERS' DEFICIT** | | |
| Current liabilities | | |
| Accounts payable | $ 2,637 | $ 1,037 |
| Notes payable - related party (note 2) | 46,254 | 33,979 |
| Convertible note payable – related party (note 2) | 500 | - |
| Total current liabilities | 49,391 | 35,016 |
| Long-term liabilities | | |
| Convertible note payable - related party (note 2) | - | 500 |
| Total liabilities | 49,391 | 35,516 |
| Stockholders' deficit (note 3) | | |
| Common stock; $0.001 par value; 25,000,000 shares authorized; 49,000 shares issued and outstanding | 49 | 49 |
| Additional paid-in capital | 441 | 441 |
| Accumulated deficit | (49,868) | (35,909) |
| Total stockholders' deficit | (49,378) | (35,419) |
| Total liabilities and stockholders' deficit | $ 13 | $ 97 |

See Accompanying Notes to Financial Statements.

**Wannigan Ventures, Inc.**
**(A Development Stage Company)**
**Statements of Operations**
**(Unaudited)**

| | For the Three Months Ended June 30, 2006 | For the Three Months Ended June 30, 2005 | For the Six Months Ended June 30, 2006 | For the Six Months Ended June 30, 2005 | Period from August 15, 2003 (inception) through June 30, 2006 |
|---|---|---|---|---|---|
| **Revenues** | $ - | $ - | $ - | $ - | $ - |
| **Expenses** | | | | | |
| Organizational costs | - | - | - | - | 490 |
| Audit and accounting fees | 675 | 450 | 1,875 | 1,500 | 6,225 |
| Management fees – related party (note 2) | 6,000 | 6,000 | 12,000 | 12,000 | 42,000 |
| Other general and administrative | 42 | 454 | 84 | 571 | 1,153 |
| | 6,717 | 6,904 | 13,959 | 14,071 | 49,868 |
| Net loss and deficit accumulated during development stage | (6,717) | (6,904) | (13,959) | (14,071) | (49,868) |
| Net loss per share | $ (0.14) | $ (0.14) | $ (0.29) | $ (0.29) | |
| Weighted average outstanding shares | 49,000 | 49,000 | 49,000 | 49,000 | |

See Accompanying Notes to Financial Statements.

| | | | |
|---|---|---|---|
| **Cash flows from financing activity** | | | |
| Proceeds from notes payable – related party | - | 954 | 500 |
| Common stock issued for cash | - | - | 490 |
| Total cash flows provided by financing activities | - | - | 990 |
| Net change in cash | (84) | 119 | 13 |
| Beginning cash balance | 97 | 63 | - |
| Ending cash balance | $ 13 | $ 182 | $ 13 |

| | | | |
|---|---|---|---|
| **Supplementary Disclosure of Cash Flow Information** | | | |
| Cash paid for: | | | |
| Interest | $ - | $ - | $ - |
| Income taxes | $ - | $ - | $ - |

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2006

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through June 30, 2006 of approximately $49,868 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $17,454 were offset by a full valuation allowance, which increased by $4,886 and $4,925 during the six months ended June 30, 2006 and 2005, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $13 and $97 in cash or cash equivalents at June 30, 2006 and December 31, 2005, respectively.

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statement No. 66 and 67." This statement amends FASB Statement No. 66 and 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3."This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. STAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to the current quarter presentation.

Related Party Transactions

Convertible Note Payable

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

Notes Payable

At June 30, 2006, the Company has entered into notes payable with its shareholder totaling $46,254. Funds totaling $10,254 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $36,000 is an accrual for consulting expense incurred with the shareholder as explained below. The notes bear no interest and will be paid back once the Company establishes profitable operations.

Consulting Agreement

The Company entered into a consulting agreement with its shareholder for the period of one year commencing October 1, 2004. At the end of this term, the agreement will be automatically renewed for another year. The shareholder will act as the office manager and management consultant for the Company, and will be compensated $2,000 per month, plus reasonable out-of-pocket expenses. At June 30, 2006, the Company had incurred six months of consulting expense totaling $12,000. The fees have not been paid to the shareholder and are included in the notes payable balance of $46,254 as explained in the previous paragraph.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2006

3. Stockholders' Deficit

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

There has been no business activity during the three month period ending June 30, 2006 nor from August 15, 2003 (inception) through June 30, 2006 other than incidental expenses which have been accrued.

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

None

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

WANNIGAN VENTURES INC.

Date: August 14, 2006                                                            By:   /s/ Kevin Murphy

                                                                                              President, CEO, CFO, and Director