Form 10QSB
period 2006-09-30
WANNIGAN VENTURES INC
filed 2006-11-14
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-32032

WANNIGAN VENTURES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA                                 83-0375241

---------------                                         -------------------

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

November 10, 2006: Common Stock - 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format         Yes             No         X

                                                                                            -----                 -----

WANNIGAN VENTURES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION PAGE

Item 1. Financial Statements (unaudited):

Balance Sheets (unaudited)                                                                                                       5

Statements of Operations (unaudited)                                                                                     6

Statements of Cash Flows (unaudited)                                                                                    7

Notes to Financial Statements (unaudited)                                                                             8

Item 2. Management's Discussion and Analysis or Plan of Operations                     12-14

Item 3. Controls and Procedures                                                                                             14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                       14

Item 2. Changes in Securities                                                                                                 14

Item 3. Defaults upon Senior Securities                                                                                14

Item 4. Submission of Matters to a Vote of Securities Holders                                         14

Item 5. Other Information                                                                                                         14

Item 6. Exhibits and Reports on Form 8 - K                                                                         15

Signatures                                                                                                                                 16

Certifications                                                                                                                             17

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

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2006

and

the Period of August 15, 2003 (inception) through September 30, 2006

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

	September 30	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash	$ 69	$ 97

Total assets	$ 69	$ 97

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$ 3,037	$ 1,037
Notes payable - related party (note 2)	52,546	33,979
Convertible note payable - related party (note 2)	500	-
Total current liabilities	56,083	35,016
Long-term liabilities
Convertible note payable - related party (note 2)		500
Total liabilities	56,083	35,516
Stockholders' deficit (note 3)
Common stock; $0.001 par value; 25,000,000 shares authorized;
49,000 shares issued and outstanding	49	49
Additional paid-in capital	441	441
Accumulated deficit	(56,504)	(35,909)
Total stockholders' deficit	(56,014)	(35,419)
Total liabilities and stockholders' deficit	$ 69	$ 97

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Period from
	For the Three Months		For the Nine Months		August 15, 2003
	Ended September 30,		Ended September 30,		(inception) through
	2006	2005	2006	2005	September 30, 2006

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Organizational costs	-	-	-	-	490
Audit and accounting fees	400	400	2,275	1,900	6,625
Management fees - related party (note 2)	6,000	6,000	18,000	18,000	48,000
Other general and administrative	236	42	320	613	1,389
Total Expenses	6,636	6,442	20,595	20,513	56,504

Net loss and deficit accumulated during development stage	$ (6,636)	$ (6,442)	$ (20,595)	$ (20,513)	$ (56,504)

Net loss per share	$ (0.14)	$ (0.13)	$ (0.42)	$ (0.42)

Weighted average outstanding shares	49,000	49,000	49,000	49,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Period from
			August 15, 2003
	Nine Months Ended		(Inception) through
	September 30,	September 30,	September 30,
	2006	2005	2006

Cash flows from operating activities
Net loss and accumulated deficit	$(20,595)	$(20,513)	$(56,504)

Changes in operating assets and liabilities:
Increase in accounts payable	2,000	1,636	3,037
Increase in notes payable - related party	18,567	18,000	52,546

Total cash flows used in operating activities	(28)	(877)	(921)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	-	954	500
Common stock issued for cash	-	-	490

Total cash flows provided by financing activities	-	954	990

Net change in cash	(28)	77	69

Beginning cash balance	97	63	-

Ending cash balance	$69	$140	$69

Supplementary Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended September 30, 2006

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Tax operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through September 30, 2006 of approximately $56,504 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $19,800 were offset by a full valuation allowance, which increased by $7,200 during each of the nine months ended September 30, 2006 and 2005.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $69 and $97 in cash or cash equivalents at September 30, 2006 and December 31, 2005, respectively.

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended September 30, 2006

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

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after June 15, 2006.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended September 30, 2006

1. Organization and Summary of Significant Accounting Policies (continued)

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

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

Notes Payable

At September 30, 2006, the Company has entered into notes payable with its shareholder totaling $52,546. Funds totaling $4,546 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $48,000 is an accrual for consulting expense incurred with the shareholder as explained below. The notes bear no interest and will be paid back once the Company establishes profitable operations.

Consulting Agreement

The Company entered into a consulting agreement with its shareholder for the period of one year commencing October 1, 2004. The agreement was automatically renewed at the end of the initial term, and will continue to be renewed indefinitely for one-year periods until terminated by either party. The shareholder acts as the office manager and management consultant for the Company, and is compensated $2,000 per month, plus reasonable out-of-pocket expenses. At September 30, 2006, the Company had incurred 24 months of consulting expense totaling $48,000. The fees have not been paid to the shareholder and are included in the notes payable balance of $52,546 as explained in the previous paragraph.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended September 30, 2006

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

There has been no business activity during the three month period ending September 30, 2006 or from August 15, 2003 (inception) through September 30, 2006 other than incidental expenses which have been accrued or paid for by our parent company.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Wannigan is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Wannigan has been threatened. Wannigan Capital Corp., Wannigan's sole shareholder, is a party to a S.E.C. civil action and there are material pending legal proceedings and, to the best of its knowledge, no additional action by or against Wannigan Capital Corp. has been threatened by other parties.

Item.2. Changes in Securities and Use of Proceeds.

None;

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

WANNIGAN VENTURES, INC.

Date:     November 14, 2006                                            By:     /s/ Kevin Murphy

                                                                                                President, CEO, CFO, and Director