Form 10KSB
period 2006-12-31
WANNIGAN VENTURES INC
filed 2007-04-16
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Commission File No. 001-32032

WANNIGAN VENTURES, INC.

(Name of Small Business Issuer in its charter)

Nevada                                                                     83-0375241

                                                                                (State or other jurisdiction of                                 (I.R.S. Employer Identification No.)

                                                                                 incorporation or organization)

1174 Manito Dr NW, PO Box 363, Fox Island, WA 98333

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (253) 549-4336

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, PAR VALUE $.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year. Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Issuer's common stock was not publicly traded during the year ended December 31, 2006.

Number of shares of Common Stock, $0.001 par value per share, of the issuer outstanding as of March 31, 2007: 49,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes No X

----- -----

EXHIBIT INDEX IS ON PAGE 19

WANNIGAN VENTURES, INC.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

(a) Business Development.

Wannigan Ventures, Inc. ("Wannigan") was incorporated on August 15, 2003, under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Wannigan has been in the developmental stage since inception and has no revenues to date. Other than issuing shares to its original shareholders and incurring minimal expenses to maintain its status as a public reporting company, Wannigan has not commenced any operational activities.

Wannigan was formed by Kevin Murphy, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition. Mr. Murphy serves as President, Treasurer, Secretary and Director. Mr. Murphy determined next to proceed with filing a Form 10SB, which was done on March 5, 2004.

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

Wannigan's only employee at the present time is its officer and director, Kevin Murphy, who will devote as much time as the Board of Directors determines is necessary to carry out the affairs of Wannigan. (See "Management").

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

Wannigan has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity. Wannigan may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluations. Wannigan has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholder and incurring minimal expenses to maintain its status as a public reporting company, Wannigan has not commenced any operational activities. Wannigan may not be able to negotiate a business combination on terms favorable to Wannigan.

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

Wannigan's proposed operations, even if successful, will in all likelihood result in Wannigan engaging in a business combination with only one business opportunity. Consequently, Wannigan's activities will be limited to those engaged in by the business opportunity with which Wannigan merges or acquires. Wannigan's inability to diversify its activities into a number of areas may subject Wannigan to economic fluctuations within a particular business or industry and therefore increase the risks associated with Wannigan's operations.

Potential determination by the SEC that Wannigan is an investment company could cause material adverse consequences.

Although Wannigan will be regulated under the Securities Act of 1933 and Securities Exchange Act of 1934,, management believes Wannigan will not be regulated under the Investment Company Act of 1940, insofar as Wannigan will not be engaged in the business of investing or trading in securities. In the event Wannigan engages in business combinations that result in Wannigan holding passive investment interests in a number of entities, then Wannigan could be under regulation of the Investment Company Act of 1940. In such event, Wannigan would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Wannigan has obtained no formal determination from the Securities and Exchange Commission as to the status of Wannigan under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject Wannigan to material adverse consequences.

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

Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders, and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors. These securities laws primarily relate to provisions regarding the registration of securities that require full disclosure of Wannigan's business, management and financial statements.

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

ITEM 3. LEGAL PROCEEDINGS

Wannigan is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Wannigan has been threatened. Wannigan Capital Corp., Wannigan's sole shareholder is a party to an SEC civil action and there are material pending legal proceedings, but, to the best of its knowledge, no additional action by or against Wannigan Capital Corp. has been threatened by other parties.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5. Market For Common Equity And Related Shareholders Matters and Small Business Issuer Purchases of Equity Securities.

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

Penny Stock Disclosure

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to Wannigan, as any equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

There are no restrictions on dividends under any loan or other financing arrangements or otherwise. As of December 31, 2006, Wannigan has 49,000 Shares of common stock issued and outstanding.

Non-cumulative voting.

Any future holders of Shares of Common Stock of Wannigan will not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Transfer Agent.

The Company has engaged the services of Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, 1-650.321.7111, Fax 1-650-321-7113 to act as transfer agent and registrar.

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

Wannigan's plan is to seek acquisition opportunities, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, Wannigan has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and Wannigan has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of Wannigan, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. Wannigan will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption is purposefully general and is not meant to restrict Wannigan's virtually unlimited discretion to search for and enter into a business combination.

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

Wannigan has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes Wannigan will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. Wannigan will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K, which requires significant disclosures for a company classified as a shell company,, agreements, and related reports and documents. Nevertheless, the officers and directors of Wannigan have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business. Wannigan does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

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

ITEM 7. Financial Statements

The required financial statements are attached immediately following the signature page of this Form 10-KSB. An index to the financial statement schedules required to be filed by Part II, Item 7 of this Form 10-KSB is set forth immediately before the attached financial statements.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC, (the PLLC). Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the succeeding fiscal years ending December 31. The decision to change our independent auditor was approved by our Board of Directors.

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

ITEM 8B. Other Information

During the fourth quarter of the fiscal year ended December 31, 2006, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The name, age, and positions of the director, officer, and significant employee of the Company are set forth below. This person has held his positions since August 2003. Each director and officer shall serve for a term ending on the date of the third Annual Meeting.

Kevin Murphy. Mr. Murphy, age 59, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration and new business development. He serves on the Board of Directors of several public companies listed on various US stock exchanges. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. (WGAN-pinks), the parent company of Wannigan Ventures, Inc. Mr. Murphy serves as President and CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001. He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002. Mr. Murphy filed Bankruptcy in June of 2001. He is Chairman of the Board and Chief Executive Officer of Lyon Capital Ventures, Inc; and is also CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an alumnus of The University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 5 grandchildren.

Wannigan Capital Corp. Sole Shareholder

Mr. Murphy has not been involved in legal proceedings that impair his ability to perform his duties as an Officer and Director.

Corporate Governance

No material changes were made to the procedures by which security holders may recommend nominees to the Wannigan's board of directors. The Company has not adopted a Code of Ethics.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert as defined in Item 401(e) of Regulation S-B, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We will appoint independent directors and directors with financial expertise to our board and committees in the future.

Audit Committee

The Audit Committee currently consists of our sole Board member, Mr. Kevin Murphy. Our common stock is not currently publicly traded. Thus, Wannigan is not subject to NASDAQ audit committee requirements. Mr. Murphy is not considered to be a financial expert.

ITEM 10. EXECUTIVE COMPENSATION

(a) No officer or director of Wannigan is receiving any remuneration at this time.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Corporation to any officer or director under any plan which is presently existing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this Form 10-KSB, the outstanding shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by Wannigan to own beneficially, more than 5% of Wannigan's Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Wannigan Capital Corp.	49,000	100%

None of the Officers, Directors or existing shareholder have the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Principal Shareholder(s).

The addresses for the principal shareholder is as follows:

Wannigan Capital Corp. 1174 Manito Dr. NW, P.O. Box 363, Fox Island, WA, 98333

The Shareholder has sole voting and investment power.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On November 17, 2003, Wannigan entered into a $500 non-interest bearing note payable with its only shareholder, Wannigan Capital Corp. (the Shareholder), repayment of which was originally due January 1, 2005 but has been extended by the shareholder to January 1, 2008. The Shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2005. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

Wannigan entered into a management agreement (the Agreement) with the Shareholder for the period of one year commencing October 1, 2004. At the end of this initial term, the Agreement was automatically renewed for another year, and will continue to be renewed indefinitely for one-year periods until terminated by either party. The Shareholder acts as the office manager and management consultant for Wannigan, and is compensated $2,000 per month, plus reimbursement for the payment of operating expenses on Wannigan's behalf. At December 31, 2006, Wannigan had incurred and accrued 27 months of management expense totaling $54,000, and $5,706 in reimbursable operating expenses. These items bear no interest and will be paid back once Wannigan establishes profitable operations.

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

Director Independence

The current member of the Board is Mr. Kevin Murphy. Mr. Murphy is not considered to be independent. The Company will appoint additional independent directors to it's Board and Committees as necessary in the future.

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

2005: $2,500

2006: $3,200

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2005: $0

2006: $0

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2005: $0

2006: $540

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2005: $0

2006: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wannigan Ventures, Inc.

By:   /s/ Kevin Murphy

Kevin Murphy, President

Date:   April 16, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Wannigan Ventures, Inc.

By:  /s/ Kevin Murphy

Kevin Murphy

President, Director, CEO

Date: April 16, 2007

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Audited Financial Statements

For the Years Ended December 31, 2006 and 2005,

and

the Period of August 15, 2003 (inception) through December 31, 2006

Wannigan Ventures, Inc.

Audited Financial Statements

For the Years Ended December 31, 2006 and 2005

and

the Period of August 15, 2003 (inception) through December 31, 2006

Table of Contents

                                                                                                                                                                                    Page

Report of Independent Registered Public Accounting Firm                                                                                                 21

Financial Statements

Balance Sheets                                                                                                                                                                 22

Statements of Operations                                                                                                                                                  23

Statements of Changes in Stockholders' Deficit                                                                                                                  24

Statements of Cash Flows                                                                                                                                                 25

Notes to Financial Statements                                                                                                                                            26

Child, Van Wagoner & Bradshaw, PLLC

A PROFESSIONAL CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Kaysville, UT, 84037                                                                                                                                                                                                 Ph. 801-927-1337                                             Fax 801-927-1344

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Wannigan Ventures, Inc.

We have audited the balance sheets of Wannigan Ventures, Inc. (a development stage company) (the Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the period of August 15, 2003 (inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wannigan Ventures, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and for the period of August 15, 2003 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

/S/: Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

March 28, 2007

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

	December 31,
	2006	2005
ASSETS

Current assets

Cash	$ 87	$ 97

Total assets	$ 87	$ 97

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 4,495	$ 1,037
Accrued expenses - related party (note 2)	59,706	33,979

Total current liabilities	64,201	35,016

Long-term liabilities
Convertible note payable - related party (note 2)	500	500

Total liabilities	64,701	35,516

Stockholders' deficit (note 3)
Common stock; $0.001 par value; 25,000,000 shares authorized;
49,000 shares issued and outstanding	49	49
Additional paid-in capital	441	441
Deficit accumulated during development stage	(65,104)	(35,909)

Total stockholders' deficit	(64,614)	(35,419)

Total liabilities and stockholders' deficit	$ 87	$ 97

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

			Period from
			August 15, 2003
	Years Ended December 31,		(Inception) through
	2005	2005	December 31, 2006

Revenues	$ -	$ -	$ -

Expenses
Organizational costs	-	.-	490
Professional fees	5,026	2,600	9,376
Management fees - related party (note 2)	24,000	24,000	54,000
Other general and administrative	169	932	1,238
Total expenses	29,195	27,532	65,104

Net loss and deficit accumulated during
development stage	$ (29,195)	$ (27,532)	$ (65,104)

Net loss per share	$ (.59)	$ (.56)
Weighted average common
shares outstanding	49,000	49,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statement of Changes in Stockholders' Deficit

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at August 15, 2003
(date of inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash	49,000	49	441	-	490

Net loss	-	-	-	(911)	(911)

Balance at December 31, 2003	49,000	49	441	(911)	(421)

Net loss	-	-	-	(7,466)	(7,466)

Balance at December 31, 2004	49,000	49	441	(8,377)	(7,887)

Net loss	-	-	-	(27,532)	(27,532)

Balance at December 31, 2005	49,000	49 441	(35,909)		(35,419)

Net loss	-	-	-	(29,195)	(29,195)

Balance at December 31, 2006	49,000	.$ 49	$ 441	$ (65,104)	$ (64,614)

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

			Period from
			August 15, 2003
			(Inception) through
	Years Ended December 31,		December 31,
	2006	2005	2006
Cash flows from operating activities:

Net loss and accumulated deficit	$ (29,195)	$ (27,532)	$ (65,104)

Changes in operating assets and liabilities:

Increase in accounts payable	3,458	1,037	.4,495
Increase in accrued expenses - related party	25,727	26,529	59,706
Total cash flows provided by
(used in) operating activities	(10)	34	(903)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:

Proceeds from notes payable - related party	-	-	500
Common stock issued for cash	-	-	490

Total cash flows provided by financing activities	-	-	990

Net change in cash	(10)	34	87

Beginning cash balance	97	63	-

Ending cash balance	$ 87	$ 97	$ 87

Supplemental disclosure of cash flows:

Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2006, and the

Period from August 15, 2003 (inception) through December 31, 2006

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2006 of approximately $65,104 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $22,786 were offset by the valuation allowance, which increased by $10,218 in 2006.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $87 and $97 in cash or cash equivalents at December 31, 2006 and 2005 respectively.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings per Share," which is effective for annual periods ending after December 15, 1997. Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding. The Company's convertible debt (Note 2) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2006, and the

Period from August 15, 2003 (inception) through December 31, 2006

1. Organization and Summary of Significant Accounting Policies (Cont'd)

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and provide required disclosures as of the end of the fiscal year ending December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140." This statement amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities." This statement is effective as of the beginning of its first fiscal year beginning after September 15, 2006.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interest in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year beginning after September 15, 2006.

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2006, and the

Period from August 15, 2003 (inception) through December 31, 2006

1. Organization and Summary of Significant Accounting Policies (Cont'd)

Recently Issued Accounting Pronouncements (Cont'd)

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective January 1, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its only shareholder, repayment of which was originally due January 1, 2005 but has been extended by the shareholder to January 1, 2008. The shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2006. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

Notes Payable

At December 31, 2006, the Company owed its shareholder $59,706. Funds totaling $5,706 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $54,000 is an accrual for consulting expense incurred with the shareholder as explained below. The accruals bear no interest and will be paid back once the Company establishes profitable operations.

Consulting Agreement

The Company entered into a consulting agreement with its shareholder for the period of one year commencing October 1, 2004. The agreement was automatically renewed at the end of the initial term, and will continue to be renewed indefinitely for one-year periods until terminated by either party. The shareholder acts as the office manager and management consultant for the Company, and is compensated $2,000 per month, plus reasonable out-of-pocket expenses. At December 31, 2006, the Company had incurred 27 months of consulting expense totaling $54,000. The fees have not been paid to the shareholder and are included in the notes payable balance of $59,706 as explained in the previous paragraph.

Other

The Company's President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2006, and the

Period from August 15, 2003 (inception) through December 31, 2006

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