Form 10QSB
period 2007-03-31
WANNIGAN VENTURES INC
filed 2007-05-15
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-32032

WANNIGAN VENTURES, INC

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

1174 Manitou Dr., PO Box 363

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

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: May 8, 2007: Common Stock - 12,250,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes     No X

WANNIGAN VENTURES, INC.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION                                                                                                                                                         PAGE

Item 1.       Financial Statements (unaudited):                                                                                                                                                         4

Balance Sheets as of March 31, 2007 and December 31, 2006                                                                                                                              5

Statements of Operations for the three months ended

March 31, 2007 and 2006, and from inception through

March 31, 2007                                                                                                                                                                                                             6

Statements of Cash Flows for the three months ended

March 31, 2007 and 2006, and from inception through

March 31, 2007                                                                                                                                                                                                             7

Notes to Financial Statements (unaudited)

Item 2. Management's Plan of Operations                                                                                                                                                             9-10

Item 3. Controls and Procedures                                                                                                                                                                              10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                          10

Item 2. Changes in Securities                                                                                                                                                                                    10

Item 3. Defaults upon Senior Securities                                                                                                                                                                   10

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                                                            10

Item 5. Other Information                                                                                                                                                                                            11

Item 6. Exhibits                                                                                                                                                                                                              11

Signatures                                                                                                                                                                                                                      11

Certifications                                                                                                                                                                                                                  12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2006 previously filed in a Form 10-KSB with the Securities and Exchange Commission.

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three Months Ended March 31, 2007,

and

the Period of August 15, 2003 (inception) through March 31, 2007

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

March 31, 2007	December 31, 2006
ASSETS		
Current assets		
Cash	$ 44	$ 87
Total assets	$ 44	$ 87
LIABILITIES AND STOCKHOLDERS' DEFICIT		
Current liabilities		
Accounts payable	$ 4,074	$ 4,495
Accrued expenses – related party (note 2)	68,546	59,706
Convertible note payable - related party (note 2)	500	-
Total current liabilities	73,120	64,201
Long-term liabilities		
Convertible note payable - related party (note 2)	-	500
Total liabilities	73,120	64,701
Stockholders' deficit (note 3)		
Common stock; $0.001 par value; 6,250,000,000 shares authorized; 12,250,000 shares issued and outstanding	12,250	12,250
Additional paid-in capital	(11,760)	(11,760)
Deficit accumulated during development stage	(73,566)	(65,104)
Total stockholders' deficit	(73,076)	(64,614)
Total liabilities and stockholders' deficit	$ 44	$ 87

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2007, and the

Period from August 15, 2003 (inception) through March 31, 2007

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through March 31, 2007 of approximately $73,566 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $25,000 were offset by the valuation allowance, which increased by approximately $3,000 and $2,500 during the three months ended March 31, 2007 and 2006, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $44 and $87 in cash or cash equivalents at March 31, 2007 and December 31, 2006, respectively.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2007, and the

Period from August 15, 2003 (inception) through March 31, 2007

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Three Months Ended March 31, 2007, and the

Period from August 15, 2003 (inception) through March 31, 2007

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

2.    Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its only shareholder, repayment of which was originally due January 1, 2005 but has been extended by the shareholder to January 1, 2008. The shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at March 31, 2007. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

Notes Payable

At March 31, 2007, the Company owed its shareholder $68,546. Funds totaling $8,546 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $60,000 is an accrual for consulting expense incurred with the shareholder as explained below. The accruals bear no interest and will be paid back once the Company establishes profitable operations.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended March 31, 2007 and the

Period from August 15, 2003 (inception) through March 31, 2007

2. Related Party Transactions (cont'd)

Consulting Agreement

The Company entered into a consulting agreement with its shareholder for the period of one year commencing October 1, 2004. The agreement was automatically renewed at the end of the initial term, and will continue to be renewed indefinitely for one-year periods until terminated by either party. The shareholder acts as the office manager and management consultant for the Company, and is compensated $2,000 per month, plus reasonable out-of-pocket expenses. At March 31, 2007, the Company had incurred 30 months of consulting expense totaling $60,000. The fees have not been paid to the shareholder and are included in the notes payable balance of $68,546 as explained in the previous paragraph.

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

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split and an increase in the Company's authorized common shares from 25,000,000 to 6,250,000,000 shares. The stock split resulted in 12,250,000 shares issued and outstanding at March 31, 2007 and December 31, 2006. Common stock par value remains at $.001, resulting in total par value of $12,250 and a paid-in capital deficit of ($11,760) at March 31, 2007 and December 31, 2006.

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 shares of the total issued and outstanding shares held by its parent company (the Parent) to the Parent's shareholders of record on March 1, 2007 as a dividend.

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

There has been no business activity during the three-month period ending March 31, 2007 nor from August 15, 2003 (inception) through March 31, 2007 other than incidental expenses, which have been accrued or paid for by the Company's sole shareholder.

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

Item.2. Changes in Securities and Use of Proceeds.

On August 15, 2003, 49,000 shares were issued to Wannigan Capital Corp. under Rule 4(2). On February 27, 2007, the Company's Board of Directors authorized a forward split of the common shares outstanding on a basis of 250:1, resulting in 12,500,000 common shares issued and outstanding. The Company also approved, by means of a dividend by Wannigan Capital Corp. to its shareholders, the distribution of up to 11,805,374 shares of Wannigan Ventures, Inc. to the shareholders of record of Wannigan Capital Corp. as of March 1, 2007 on a one for one basis. There are no preferred shares issued.

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

WANNIGAN VENTURES INC.

Date: 5/8/07                                 By: /s/ Kevin M. Murphy

                                                    President, CEO, CFO, and Director