Form 10QSB
period 2007-06-30
WANNIGAN VENTURES INC
filed 2007-08-21
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007

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

Issuer's Telephone Number: (253) 549-4336e

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes X     No         (2) Yes X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: June 30, 2007: Common Stock - 12,250,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this report.

Transitional Small Business Issuer Format Yes No X

WANNIGAN VENTURES, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                                                                                                                                     PAGE

Item 1. Financial Statements (unaudited):                                                                                                                                                                     3

Balance Sheets                                                                                                                                                                                                                 5

Statements of Operations                                                                                                                                                                                               6

Statements of Cash Flows                                                                                                                                                                                              7

Notes to Financial Statements (unaudited)                                                                                                                                                             8-11

Item 2. Management's Plan of Operations                                                                                                                                                                 12

Item 3. Controls and Procedures                                                                                                                                                                                 13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                                                                            14

Item 2. Changes in Securities                                                                                                                                                                                      14

Item 3. Defaults upon Senior Securities                                                                                                                                                                    14

Item 4. Submission of Matters to a Vote of Securities Holders                                                                                                                            14

Item 5. Other Information                                                                                                                                                                                           14

Item 6. Exhibits and Reports on Form 8 - K                                                                                                                                                            15

Signatures                                                                                                                                                                                                                    15

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

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the three and six months ended June 30, 2007

and

the period of August 15, 2003 (inception) through June 30, 2007

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Current assets
Cash	$ 103	$ 87

Total assets	$ 103	$ 87

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 4,701	$ 4,495
Accrued expenses - related party (note 2)	76,914	59,706
Notes payable - related party (note 2)	500	-

Total current liabilities	82,115	64,201

Long-term liabilities
Note payable - related party (note 2)	-	500

Total liabilities	82,115	64,701

Stockholders' deficit (note 3)
Common stock; $0.001 par value; 6,250,000,000 shares
authorized; 12,250,000 shares issued and outstanding	12,250	12,250
Additional paid-in capital	(11,760)	(11,760)
Deficit accumulated during development stage	(82,502)	(65,104)

Total stockholders' deficit	(82,012)	(64,614)

Total liabilities and stockholders' deficit	$ 103	$ 87

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

					Cumulative
	For the Three Months		For the Six Months		from Inception,
	Ended June 30,		Ended June 30,		August 15, 2003
	2007	2006	2007	2006	to June 30, 2007

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Organizational costs	-	-	-	-	490
Professional fees	1,984	675	4,365	1,875	13,741
Management fees - related party	6,000	6,000	12,000	12,000	66,000
Other general and administrative	952	42	1,033	84	2,271
	8,936	6,717	17,398	13,959	82,502

Net loss and deficit accumulated during development stage	$ (8,936)	$ (6,717)	$ (17,398)	$ (13,959)	$ (82,502)

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average outstanding shares	12,250,000	12,250,000	12,250,000	12,250,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Period from
			August 15, 2003
			(inception)
	For the Six Months Ended		through
	June 30,		June 30,
	2007	2006	2007

Cash flows from operating activities
Net loss and accumulated deficit	$(17,398)	$(13,959)	$(82,502)

Changes in operating assets and liabilities:
Increase in accounts payable	206	1,600	4,701
Increase in accrued expenses - related party	17,208	12,275	76,914

Total cash flows provided by (used in) operating activities	16	(84)	(887)

Cash flows from financing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable - related party	-	-	500
Common stock issued for cash	-	-	490

Total cash flows provided by financing activities	-	-	990

Net change in cash	16	(84)	103

Beginning cash balance	87	97	-

Ending cash balance	$103	$13	$103

Supplementary Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007, and the

Period from August 15, 2003 (inception) through June 30, 2007

(unaudited)

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through June 30, 2007 of approximately $82,502 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $29,000 were offset by the valuation allowance, which increased by approximately $6,000 and $4,900 during the six months ended June 30, 2007 and 2006, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates. Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had $103 and $87 in cash or cash equivalents at June 30, 2007 and December 31, 2006, respectively.

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007, and the

Period from August 15, 2003 (inception) through June 30, 2007

(unaudited)

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

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007, and the

Period from August 15, 2003 (inception) through June 30, 2007

(unaudited)

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

Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with Wannigan Capital Corp., repayment of which was originally due January 1, 2005 but has been extended by Wannigan Capital Corp. to January 1, 2008. Wannigan Capital Corp. retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at June 30, 2007. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company's shares) no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements. The funds were used to pay audit fees and maintain a Company bank account.

Accrued Expenses

At June 30, 2007, the Company owed its shareholders $76,914. Funds totaling $10,914 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $66,000 is an accrual for consulting expense incurred with Wannigan Capital Corp. as explained below. The accruals bear no interest and will be paid back once the Company establishes profitable operations.

Consulting Agreement

The Company entered into a consulting agreement with Wannigan Capital Corp. for the period of one year commencing October 1, 2004. The agreement was automatically renewed at the end of the initial term, and will continue to be renewed indefinitely for one-year periods until terminated by either party. Wannigan Capital Corp. acts as the office manager and management consultant for the Company, and is compensated $2,000 per month, plus reasonable out-of-pocket expenses. At June 30, 2007, the Company had incurred 33 months of consulting expense totaling $66,000. The fees have not been paid to Wannigan Capital Corp. and are included in the notes payable balance of $76,914 as explained in the previous paragraph.

Other

The Company's President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2007 and the

Period from August 15, 2003 (inception) through June 30, 2007

(unaudited)

Stockholders' Deficit

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490. The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split and an increase in the Company's authorized common shares from 25,000,000 to 6,250,000,000 shares. The stock split resulted in 12,250,000 shares issued and outstanding at June 30, 2007 and December 31, 2006. Common stock par value remains at $.001, resulting in total par value of $12,250 and a paid-in capital deficit of ($11,760) at June 30, 2007 and December 31, 2006.

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

Subsequent Events

On July 11, 2007, the Company entered into an agreement to purchase a Nevada based corporation, PC 9-1-1, Inc. The purchase price will be the issuance of 16,270,000 common shares, however, the purchase will not be completed or said shares issued until the completion of an audit by PC 9-1-1- Inc. Upon completion of the purchase, Wannigan Ventures will change its name to PC 9-1-1 Inc.

Item 2. Management's Discussion and Analysis or Plan of Operation.

On July 11, 2007, the Company entered into an agreement to purchase a Nevada based corporation, PC 9-1-1, Inc. The purchase price will be the issuance of 16,270,000 common shares, however, the purchase will not be completed or said shares issued until the completion of an audit by PC 9-1-1, Inc. Upon completion of the purchase, Wannigan Ventures will change its name to PC 9-1-1, Inc.

On July 12, 2007, the Board of Directors was increased to four persons and Chad Stone and Steven Pickett, both of Las Vegas, Nevada, and Kenneth B. Liebscher of Washington State were asked to join the Board.

The Board further resolved that Kevin Murphy would serve as Chairman of the Board, Chad Stone would serve as President and CEO of the Company, Steven Pickett would serve as Treasurer/CFO and that Kenneth Liebscher would serve as Secretary.

PC 9-1-1, Inc. is a Nevada corporation that resulted from the merger of PC 9-1-1, Inc. with Stonecomm, LLC dba PC911. Stonecomm, LLC was a Limited Liability Corporation doing business in Las Vegas, Nevada since February 2006 as a mobile computer installation and repair business. PC 9-1-1, Inc. will continue with this business venture in Las Vegas, Nevada with future possibilities of expanding to other cities in North America. The current business plan has been to purchase used paramedic ambulances and refit them to carry PC computer repair supplies and to provide home service to customers with difficulties in maintaining, installing and servicing their home and business computers.

In order to reduce pollution and fuel costs, the service vehicles have been retro-fitted to use vegetable oil as fuel. This has resulted in a substantial fuel saving which recovered the cost of the conversions in 12 tanks of gas and contributed to a "green solution."

In Las Vegas, the Company currently serves a market that is approximately 60% small-medium business customers and 40% residential. July 2007 gross sales were over $52,000, with a margin of just over 26%. Small-Medium businesses have shown a very positive response to this model as it gives them an Information Technology (IT) department at a fraction of the monthly costs of an IT employee.

Current plans are for the Company to expand with two offices in Phoenix, Arizona and two in Dallas, Texas. These will require $250,000 start-up costs each for a total of a $1,000,000 investment. The Company will not have sufficient funds to undertake any significant development, marketing, and manufacturing of this expansion at this time. Accordingly, it will need to seek debt or equity financing or obtain funding from third parties, in exchange for which Wannigan would probably be required to dilute shareholders' positions in the Company. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and expansion of the Company's business plan.

There has been no business activity during the three-month period ending June 30, 2007, nor from August 15, 2003 (inception) through June 30, 2007, other than incidental expenses, which have been accrued or paid for by Wannigan Capital Corp.

The Company has not yet determined if it will need to purchase equipment or hire additional employees during the upcoming twelve months. These decisions will be based on effects of the acquisition of PC 9-1-1, Inc.

The name, age, and positions of the directors, officers, and significant employees of the Company are set forth below. Each director and officer shall serve for a term ending on the date of the third Annual Meeting.

Kevin Murphy. Chairman

Mr. Murphy, age 61, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration and new business development. He serves on the Board of Directors of several public companies listed on various US stock exchanges. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. (WGAN-pinks). Mr. Murphy also serves as President and CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001. He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002. Mr. Murphy filed Bankruptcy in June of 2001. He is Chairman of the Board and Chief Executive Officer of Lyon Capital Ventures, Inc; and is also CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an alumnus of The University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 5 grandchildren.

Chad Stone, President and CEO

Chad Stone, age 32, is a 15 year veteran of the Information Technology (IT) services/Retail Computer industries. Chad started his career working for MGC Communications (now Mpower Communications). Chad then served as CIO (Chief Information Officer) of Hague Quality Water Corp.

In 2001, Chad served as IT officer of Idacomm, Inc., the Internet/Communications division of Idaho Power. Chad then joined Silver State Helicopters, LLC in Las Vegas, Nevada as CIO and contributed to its growth from a 2 location Nevada based company to a company with 22 locations in 8 states in his three year tenure at the company. The year of Chad's departure, Silver State Helicopters was #12 on The INC list of the 500 fastest growing companies. Chad Stone then formed Stonecomm, LLC. Dba PC911.

Steven Pickett, CFO

Steve Pickett, age 48, is a Certified Public Accountant with over 25 years of experience. He currently is the CFO of Silver State Helicopters, LLC, the largest Helicopter Training Company in the world which was ranked #12 in the INC 500, as one of the fastest growing companies in the United States. He was a Tax Partner, the CFO of Allwest Systems, Inc., a national specialty construction company, the CFO of Alliance Leasing, Inc., a Commercial Leasing company, and the CFO of Nuvo Medispa, LLC., a national medi-spa company. In addition, he has been involved in the acquisition and sales of over 50 companies and managed a multi-million dollar asset portfolio. Mr. Pickett is currently also a member of the Executive Committee of Silver State Helicopters of Las Vegas, Nevada.

Steve has an MBA (Honors) from Regis University- Denver Campus, and a Bachelor of Science in Accounting from the University of Northern Colorado.  He is currently a member of the American Institute of CPA's, the Colorado Society of CPA's and the Nevada Society of CPA's.  He is past President of the Northern Chapter of CPA's and President of the Boulder Colorado Lions Club.

Ken Liebscher, Secretary

Ken Liebscher is a 64 year-old international businessman with 36 years of securities and executive management experience. Mr. Liebscher is a graduate of St. George's School, Vancouver, B.C. and also attended the University of British Columbia.

In 22 years with the world's largest dental products manufacturer, Dentsply International Inc., Mr. Liebscher held several positions culminating as the Manager of their West Coast Division, headquartered in San Francisco, California. Mr. Liebscher was recruited by a major Europe-based competitor, Ivoclar Liechtenstein, to lead their entry into the North American market and, within two years, became Executive Vice President of Sales and Marketing and helped expand this company's sales to $300,000,000 US before retiring.

Mr. Liebscher became a director of a publicly held company called E.T.C. Industries Ltd. in 1992 and became President of its wholly owned subsidiary, THE ELECTRIC CAR COMPANY, and, in 1994, led a team that developed the MI-6 prototype electric car from the ground up.

Mr. Liebscher serves on the Board of Directors of Belmont Resources Inc., listed on the TSX Venture Exchange, and UTEC Inc, listed on the Pinks.

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

None

Item.2. Changes in Securities and Use of Proceeds.

On August 15, 2003, 49,000 shares were issued to Wannigan Capital Corp. under Rule 4(2). On February 27, 2007, the Company's Board of Directors authorized a forward split of the common shares outstanding on a basis of 250:1, resulting in 12,500,000 common shares issued and outstanding. The Company also approved, by means of a dividend by Wannigan Capital Corp. to its shareholders, the distribution of up to 11,805,374 shares of Wannigan Ventures, Inc. to the shareholders of record of Wannigan Capital Corp. as of March 1, 2007 on a one for one basis. There are no preferred shares issued. The issuance of 16,270,000 common shares of the Company has been approved contingent on the Company's approval of the audited financial statements of PC 9-1-1, Inc.

Item 3. Defaults Upon Senior Securities.

None;

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On July 11, 2007 the Company entered into an agreement to purchase a Nevada based corporation, PC 9-1-1, Inc. The purchase price will be the issuance of 16,270,000 common shares, however, the purchase will not be completed or said shares issued until the completion of an audit by PC 9-1-1, Inc. Upon completion of the purchase, Wannigan Ventures will change its name to PC 9-1-1, Inc.

On July 12, 2007, the Board of Directors was increased to four persons and Chad Stone and Steven Pickett, both of Las Vegas, Nevada, and Kenneth B. Liebscher of Washington State were asked to join the Board.

The Board further resolved that Kevin Murphy would serve as Chairman of the Board, Chad Stone would serve as President and CEO of the Company, Steven Pickett would serve as Treasurer/CFO and that Kenneth Liebscher would serve as Secretary.

Wannigan's common stock is not traded on any exchange or OTC market. Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for Wannigan's securities. However, management does intend to initiate such discussions at such time as Wannigan has consummated the acquisition of PC 9-1-1, Inc. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are filed herewith:

31.1 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K.

On May 8, 2007, the Company filed a Form 8-K regarding the 250:1 forward split of its common shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WANNIGAN VENTURES INC.

Date: 8/14/07                                                                                     By: /s/ Chad Stone

                                                                                                          President, CEO, and Director