Form 10QSB
period 2007-09-30
WANNIGAN VENTURES INC
filed 2007-11-19
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No.  1-32032

WANNIGAN VENTURES, INC.

(Name of Small Business Issuer in its Charter)

NEVADA

83-0375241

---------------

--------------------

(State or Other Jurisdiction of

(I.R.S. Employer I.D. No.)

incorporation or organization)

                                                                  1174 Manitou Dr., PO Box 363

                                                                         Fox Island, WA 98333

                                                                       -----------------------------

                                                            (Address of Principle Executive Offices)

                                                            Issuer’s Telephone Number:  (253) 549-4336

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

                                             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 14, 2007:  Common Stock – 12,250,000

                                             DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

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

Item 2.  Management’s Plan of Operations

            9-10

Item 3.  Controls and Procedures

10

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

10

Item 2.  Changes in Securities

10

Item 3.   Defaults upon Senior Securities

10

Item 4.   Submission of Matters to a Vote of Securities Holders

10

Item 5.   Other Information

11

Item 6.   Exhibits and Reports on Form 8 – K

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

WANNIGAN VENTURES, INC.

(A Development Stage Company)

Unaudited Financial Statements

For the Three and Nine Months Ended September 30, 2007

and

the Period of August 15, 2003 (inception) through September 30, 2007

Wannigan Ventures, Inc.

(A Development Stage Company)

Balance Sheets

     September 30        December 31,

         2007

2006

(unaudited)

ASSETS

Current assets

   Cash

$

61

$

87

Total assets

$

61

$

87

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable

$

6,110

$

4,495

   Accrued expenses - related party (note 2)

83,805

59,706

Note payable - related party (note 2)

500

-

Total current liabilities

90,415

64,201

Long-term liabilities

Note payable - related party (note 2)

-

500

Total liabilities

90,415

64,701

Stockholders' deficit (note 3)

    Common stock; $0.001 par value; 75,000,000 shares authorized;

 12,250,000 shares issued and outstanding

12,250

12,250

    Additional paid-in capital

(11,760)

(11,760)

    Deficit accumulated during development stage

(90,844)

(65,104)

      Total stockholders' deficit

(90,354)

(64,614)

Total liabilities and stockholders' deficit

$

61

$

87

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Operations

(unaudited)

					Cumulative
					from Inception
	Three Months		Nine Months		(August 15, 2003)
	Ended September 30,		Ended September 30,		to September 30,
	2007	2006	2007	2006	2007

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Organizational costs	-	-	-	-	490
Professional fees	1,319	400	5,684	2,275	15,060
Management fees – related party	6,000	6,000	18,000	18,000	72,000
Other general and administrative	1,023	236	2,056	320	3,294
	8,342	6,636	25,740	20,595	90,844

Net loss and deficit accumulated during development stage	(8,342)	(6,636)	(25,740)	(20,595)	(90,844)

Net loss per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average outstanding shares	12,250,000	12,250,000	12,250,000	12,250,000

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Period from
			August 15, 2003
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(25,740)	$(20,595)	$(90,844)

Changes in operating assets and liabilities:
Increase in accounts payable	1,615	2,000	6,110
Increase in notes payable – related party	24,099	18,567	83,805

Total cash flows used in operating activities	(26)	(28)	(929)

Cash flows from investing activities	-	-	-

Cash flows from financing activities
Proceeds from notes payable – related party	-	-	500
Common stock issued for cash	-	-	490

Total cash flows provided by financing activities	-	-	990

Net change in cash	(26)	(28)	61

Beginning cash balance	87	97	-

Ending cash balance	$61	$69	$61

Supplementary Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See Accompanying Notes to Financial Statements.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2007, and the

Period from August 15, 2003 (inception) through September 30, 2007

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through September 30, 2007 of approximately $90,844 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $32,000 were offset by the valuation allowance, which increased by approximately $9,000 and $7,200 during the nine months ended September 30, 2007 and 2006, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $61 and $87 in cash or cash equivalents at September 30, 2007 and December 31, 2006, respectively.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2007, and the

Period from August 15, 2003 (inception) through September 30, 2007

1.  Organization and Summary of Significant Accounting Policies (Cont’d)

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per Share,” which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  The Company’s convertible debt (Note 2) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and provide required disclosures as of the end of the fiscal year ending December 15, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.”  This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.”  This statement is effective as of the beginning of the first fiscal year beginning after September 15, 2006.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.”  This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets.”  This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2007, and the

Period from August 15, 2003 (inception) through September 30, 2007

1.

Organization and Summary of Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements (Cont’d)

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle.  This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, when practicable.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29.”  This statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued Financial SFAS No. 123 (revised 2004) (SFAS 123R), "Share-Based Payment." SFAS 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective January 1, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

2.

Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2008.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at September 30, 2007. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management has determined will approximate the actual current fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Notes Payable

At September 30, 2007, the Company owed a stockholder $83,805.  Funds totaling $11,805 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $72,000 is an accrual for consulting expense incurred with the stockholder as explained below.  The accruals bear no interest and will be paid back once the Company establishes profitable operations or enters into a merger or acquisition transaction.

Wannigan Ventures, Inc.

(A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2007 and the

Period from August 15, 2003 (inception) through September 30, 2007

2.  Related Party Transactions (cont’d)

Consulting Agreement

The Company entered into a consulting agreement with a stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and will continue to be renewed indefinitely for one-year periods until terminated by either party.  The stockholder acts as the office manager and management consultant for the Company, and is compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At September 30, 2007, the Company had incurred 36 months of consulting expense totaling $72,000.  The fees have not been paid to the stockholder and are included in the notes payable balance of $83,805 as explained in the previous paragraph.

Other

The Company’s President has been providing a mailing address to the Company without charge since inception.  This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

3.

Stockholders’ Deficit

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split of issued shares and an increase in the Company’s authorized common shares from 25,000,000 to 75,000,000 shares.  The stock split resulted in 12,250,000 shares issued and outstanding at September 30, 2007 and December 31, 2006.  Common stock par value remains at $.001, resulting in total par value of $12,250 and a paid-in capital deficit of ($11,760) at September 30, 2007 and December 31, 2006.

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 shares of the total issued and outstanding shares held by its parent company (the Parent) to the Parent’s stockholders of record on March 1, 2007 as a dividend.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

On July 9, 2007, the Company filed an amendment with the Secretary of State NV, to change the authorized common stock of the Company to 75,000,000 shares.

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

In order to reduce pollution and fuel costs, the service vehicles have been retro-fitted to use vegetable oil as fuel.  This has resulted in a substantial fuel saving which recovered the cost of the conversions in 12 tanks of gas and contributed to a “green solution.”

In Las Vegas, PC 9-1-1 currently serves a market that is approximately 60% small-medium business customers and 40% residential. July 2007 gross sales were over $52,000, with a margin of just over 26%. Small-Medium businesses have shown a very positive response to this model as it gives them an Information Technology (IT) department at a fraction of the monthly costs of an IT employee.

Current plans are for the Company to expand with two offices in Phoenix, Arizona and two in Dallas, Texas.  These will require $250,000 start-up costs each for a total of a $1,000,000 investment.  Neither PC 9-1-1 nor the Company will have sufficient funds to undertake any significant development, marketing, and manufacturing of this expansion at this time. Accordingly, it will need to seek debt or equity financing or obtain funding from third parties, in exchange for which Wannigan would probably be required to dilute stockholders’ positions in the Company.  There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and expansion of the Company’s business plan.

There has been no business activity during the three-month period ending September 30, 2007, nor from August 15, 2003 (inception) through September 30, 2007, other than expenses incidental to maintaining our status as a public reporting company, which have been accrued or paid for by Wannigan Capital Corp., a public company of which Kevin Murphy, our Chairman of the Board and former President is President and CEO.

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

Kevin Murphy, Chairman/Director

Mr. Murphy, age 61, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration and new business development. He serves on the Board of Directors of several public companies listed on various US stock exchanges. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. (WGAN-pinks).  Mr. Murphy also serves as President and CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 5 grandchildren.

Chad Stone, President/CEO/Director

Chad Stone, age 32, is a 15 year veteran of the Information Technology (IT) services/Retail Computer industries. Chad started his career working for MGC Communications (now Mpower Communications). Chad then served as CIO (Chief Information Officer) of Hague Quality Water Corp.

In 2001, Chad served as IT officer of Idacomm, Inc., the Internet/Communications division of Idaho Power.  Chad then joined Silver State Helicopters, LLC in Las Vegas, Nevada as CIO and contributed to its growth from a 2 location Nevada based company to a company with 22 locations in 8 states in his three year tenure at the company.  The year of Chad’s departure, Silver State Helicopters was #12 on The INC list of the 500 fastest growing companies. Chad Stone then formed Stonecomm, LLC. Dba PC911.

Steven Pickett, CFO/Director

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

Steve has an MBA (Honors) from Regis University - Denver Campus, and a Bachelor of Science in Accounting from the University of Northern Colorado.  He is currently a member of the American Institute of CPA’s, the Colorado Society of CPA’s and the Nevada Society of CPA’s.  He is past President of the Northern Chapter of CPA’s and President of the Boulder Colorado Lions Club.

Ken Liebscher, Secretary/Director

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

Mr. Liebscher serves on the Board of Directors of Belmont Resources Inc., listed on the TSX Venture Exchange, and UTEC Inc, listed on the Pinks.

Item 3.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, Wannigan carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of Wannigan’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that Wannigan’s disclosure controls and procedures were effective.

Wannigan also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in Wannigan’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-QSB. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item.2.

Unregistered Sales of Equity Securities and use of Proceeds

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

11/14/07

By: /s/ Chad Stone

President, CEO, and Director

9