Form 10KSB
period 2007-12-31
WANNIGAN VENTURES INC
filed 2008-04-15
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Commission File No.  001-32032

PC 9-1-1, Inc

(formerly WANNIGAN VENTURES, INC.)

(Name of Small Business Issuer in its charter)

                    Nevada                                                           83-0375241

(State or other jurisdiction of

             (I.R.S. Employer Identification No.)

               incorporation or organization)

                      1174 Manito Dr NW, PO Box 363, Fox Island, WA

                         98333

                           (Address of principal executive offices)

                                  (Zip Code)

Issuer’s telephone number:  (253) 549-4336

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

State issuer’s revenues for its most recent fiscal year.

Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Issuer’s common stock was not publicly traded during the year ended December 31, 2007.

Number of shares of Common Stock, $0.001 par value per share, of the issuer outstanding as of December 31, 2007: 12,250,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

Transitional Small Business Issuer Format

Yes           No    X

                                                                                         -----          -----

EXHIBIT INDEX IS ON PAGE 21

PC 9-1-1, Inc

(formerly WANNIGAN VENTURES, INC.)

TABLE OF CONTENTS

PART I

ITEM 1.   Business

4

ITEM 2.   Properties

14

ITEM 3.   Legal Proceedings

14

ITEM 4.   Submission of Matters to a Vote of Security Holders

14

PART II

ITEM 5.   Market for Registrant’s Common Equity and Related Shareholder Matters

14

ITEM 6.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

ITEM 7.   Financial Statements

17

ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

17

ITEM 8A.

Controls and Procedures

17

ITEM 8B.

Other Information

17

PART III

ITEM 9.  Directors and Executive Officers of the Registrant, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange ACt  17

ITEM 10.  Executive Compensation

19

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters  19

ITEM 12.  Certain Relationships and Related Transactions; and Director Independence

20

ITEM 13.  Exhibits

20

ITEM 14.

Principal Accountant Fees and Services

21

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) Business Development.

PC 9-1-1, Inc (“PC” or the “Company”) was incorporated on August 15, 2003, as WANNIGAN  Ventures, Inc. under the laws of the State of Nevada, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company.  The Company has been in the developmental stage since inception and has no revenues to date.  Other than issuing shares to its original shareholders and incurring minimal expenses to maintain its status as a public reporting company, PC has not commenced any operational activities.

PC was formed as Wannigan Ventures, Inc. by Kevin Murphy, the initial director, for the purpose of creating a corporation which could be used to consummate a merger or acquisition.  Mr. Murphy serves as President, Treasurer, Secretary and Director.  Mr. Murphy determined next to proceed with filing a Form 10SB, which was done on March 5, 2004.

Mr. Murphy, the President and Director, elected to commence implementation of PC's principal business purpose, described below under "Plan of Operation." As such, PC can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

The proposed business activities described herein classify PC as a "blank check" company.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions.  Management does not intend to undertake any efforts to cause a market to develop in PC's securities until such time as PC has successfully implemented its business plan described herein.

(b) Business of Issuer.

The primary activity of PC currently involves seeking a company or companies that it can acquire or with whom it can merge. PC has not selected any company as an acquisition target or merger partner and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. On July 11, 2007 the Company entered into an agreement to purchase a Nevada based corporation resulting from the merger of Stonecomm LLC, and PC 9-1-1, Inc.   The purchase price was the issuance of 16,270,000 common shares, however, the purchase was not completed as the shares issued were subject to the completion of an audit by PC 9-1-1, Inc. and the transfer of the outstanding shares of PC 9-1-1, Inc. held by the owners of Stonecomm LLC.  On December 28, 2007 Wannigan Ventures Inc. changed its name to PC 9-1-1, Inc.  Subsequent to December 31, 2007, the acquisition was cancelled as delivery of the shares to be received were, in fact, not received so the shares issued by PC were cancelled and the Company’s status is once again, one of a “blank check” company.

PC's only employee at the present time is its officer and director, Kevin Murphy, who will devote as much time as the Board of Directors determines is necessary to carry out the affairs of PC. (See “Management").

PC is, and will continue to be, an insignificant participant in the business of seeking mergers and joint ventures with, and acquisitions of small private entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may also be desirable target candidates for PC. Nearly all such entities have significantly greater financial resources, technical expertise, and managerial capabilities than PC. PC is, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, PC will also compete with numerous other small public companies in seeking merger or acquisition candidates.

PC has not conducted or received results of market research indicating that market demand exists for the transactions contemplated by PC. Moreover, PC does not have, and does not plan to establish, a marketing organization. If there is demand for a business combination as contemplated by PC, there is no assurance PC will successfully complete such transaction.

RISK FACTORS

PC has had no operating revenue to date and may not become profitable.

PC has had no operating history nor any revenues or earnings from operations. PC has no significant assets or financial resources. PC will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in PC incurring a net operating loss, which will increase continuously until PC can consummate a business combination with a profitable business opportunity.  PC may not be able to identify such a business opportunity and consummate such a business combination.

PC's business operations may depend on management outside of PC's control.

The success of PC's proposed plan of operation would depend to a great extent on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combinations with entities having established operating histories, there can be no assurance that PC will be successful in locating candidates meeting such criteria.  In the event PC completes a business combination, the success of PC's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond PC's control.

PC is at a competitive disadvantage and in a highly competitive market searching for business combinations and opportunities.

PC is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be desirable target candidates for PC.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than PC and, consequently, PC will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, PC will compete in seeking merger or acquisition candidates with numerous other small public companies.

PC has no agreement for a merger nor any standards set for acceptable candidates for merger.

PC has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private entity.  PC may not be successful in identifying and evaluating suitable business opportunities or in concluding a business combination.  Management has not identified any particular industry or specific business within an industry for evaluations.  PC has been in the developmental stage since inception and has no operations to date.  On July 11, 2007 the Company entered into an agreement to purchase a Nevada based corporation resulting from the merger of Stonecomm LLC, and PC 9-1-1, Inc.   The purchase price was the issuance of 16,270,000 common shares, however, the purchase was not completed as the shares issued were subject to the completion of an audit by PC 9-1-1, Inc. and the transfer of the outstanding shares of PC 9-1-1, Inc. held by the owners of Stonecomm LLC.  On December 28, 2007 Wannigan Ventures Inc. changed its name to PC 9-1-1, Inc.  Subsequent to December 31, 2007. the acquisition was cancelled as delivery of the shares to be received were, in fact, not received so the shares issued by PC were cancelled. PC has not commenced any operational activities.  PC may not be able to negotiate a business combination on terms favorable to PC.

PC has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which PC would not consider a business combination in any form with such business opportunity.  Accordingly, PC may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

PC's management lacks certain business skills and will be devoting only part-time work hours.

While seeking a business combination, management anticipates devoting up to twenty hours per month to the business of PC.  PC's only officer has not entered into written employment agreements with PC and is not expected to do so in the foreseeable future.  PC has not obtained key man life insurance on its officer or director.  Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of PC's business and its likelihood of continuing operations.

Furthermore, PC's officer and director is not a professional business analyst.  Lack of experience may be a detriment to PC's efforts.

PC may, on occasion, enter into business agreements that have a conflict of interest.

Currently, PC's officer and director has no conflict of interest.  However, changes in officers and directors or business agreements entered into could potentially show conflicts of interest in such instance that PC's officers or directors are involved in the management of any firm with which PC transacts business.  PC's board of directors will adopt a resolution which prohibits PC from completing a merger with, or acquisition of, any entity in which management serves as officers, directors or partners, or in which they or their family members own or hold any ownership interest.  Management is not aware of any circumstances under which this policy could be changed while current management is in control of PC.  Potential merger or acquisition candidates must meet SEC requirements that may delay or preclude PC's business plan.

Section 13 of the Securities Exchange Act of 1934 requires companies falling under Section 13 of the Securities Exchange Act of 1934 to provide certain information about significant acquisitions, including certified financial statements for PC acquired companies, covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by PC.

Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

PC is at a competitive disadvantage because it lacks any market research or marketing organization.

PC has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by PC.  Moreover, PC does not have, and does not plan to establish, a marketing organization.  Even in the event demand is identified for a merger or acquisition contemplated by PC, there is no assurance PC will be successful in completing any such business combination.

PC will be limited to the business opportunities of any one company.

PC's proposed operations, even if successful, will in all likelihood result in PC engaging in a business combination with only one business opportunity.  Consequently, PC's activities will be limited to those engaged in by the business opportunity with which PC merges or acquires.  PC's inability to diversify its activities into a number of areas may subject PC to economic fluctuations within a particular business or industry and therefore increase the risks associated with PC's operations.

Potential determination by the SEC that PC is an investment company could cause material adverse consequences.

Although PC will be regulated under the Securities Act of 1933 and Securities Exchange Act of 1934,, management believes PC will not be regulated under the Investment Company Act of 1940, insofar as PC will not be engaged in the business of investing or trading in securities.  In the event PC engages in business combinations that result in PC holding passive investment interests in a number of entities, then PC could be under regulation of the Investment Company Act of 1940.  In such event, PC would be required to register as an investment company and could be expected to incur significant registration and compliance costs.  PC has obtained no formal determination from the Securities and Exchange Commission as to the status of PC under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject PC to material adverse consequences.

Any business combination will probably result in loss of management and control by PC shareholders.

A business combination involving the issuance of PC's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in PC.  Any such business combination may require management of PC to sell or transfer all or a portion of PC's common stock held by them, or resign as members of the Board of Directors of PC. The resulting change in control of PC could result in removal of the present officer and director of PC and a corresponding reduction in or elimination of his participation in the future affairs of PC.

PC will most likely suffer a reduction in percentage share ownership of the newly formed company.

PC's primary plan of operation is based upon a business combination with a private concern, which, in all likelihood, would result in PC issuing securities to shareholders of such private company.  The issuance of previously authorized and unissued common stock of PC would result in a reduction in percentage of shares owned by present and prospective shareholders of PC and would most likely result in a change in control or management of PC.

Potential acquisition or merger candidates may wish to avoid potential adverse consequences of merging with PC.

PC may enter into a business combination with an entity that desires to establish a public trading market for its shares.  A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with PC.

Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders, and the inability or unwillingness to comply with various federal and state securities laws enacted for the protection of investors.  These securities laws primarily relate to provisions regarding the registration of securities that require full disclosure of PC's business, management and financial statements.

Many business decisions made by PC can have major tax consequences and many associated risks.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination PC may undertake.  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions.  PC intends to structure any business combination so as to minimize the federal and state tax consequences to both PC and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets.  A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

The requirement of audited financial statements of potential merging entities may cause some potential merger candidates to forego merging with PC.

Management of PC believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with PC, rather than incur the expenses associated with preparing audited financial statements.

PC securities may be limited to only a few markets because of blue-sky laws.

ITEM 2. PROPERTIES

PC neither owns nor leases any real property at this time.

ITEM 3. LEGAL PROCEEDINGS

PC is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against PC has been threatened.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

PART II.

ITEM 5. Market For Common Equity And Related Shareholders Matters and Small Business Issuer Purchases of Equity Securities.

PC's common stock is not traded on any exchange or OTC market.  Management has not undertaken any discussions, preliminary or otherwise, with any prospective market maker concerning the participation of such market maker in the after-market for PC's securities and management does not intend to initiate any such discussions until such time as PC has consummated a merger or acquisition. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.  After a merger or acquisition has been completed, PC's officer and director will most likely be the person to contact prospective market makers. It is also possible that persons associated with the entity that merges with or is acquired by PC will contact prospective market makers. PC does not intend to use consultants to contact market makers.

Penny Stock Disclosure

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to PC, as any equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow PC's securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, PC will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of PC to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of PC's securities on a national exchange. In such events, trading, if any, in PC's securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, PC's securities.

Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

On July 9, 2007, the Company filed an amendment with the Secretary of State of Nevada, to change the authorized common stock of the Company to 75,000,000 shares with a par value of $.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of PC available for distribution upon winding up of the affairs of PC; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights:

(a) cumulative or special voting rights;

(b) preemptive rights to purchase in new issues of Shares;

(c) preference as to dividends or interest;

(d) preference upon liquidation; or

(e) any other special rights or preferences.

In addition, the Shares are not convertible into any other security.

There are no restrictions on dividends under any loan or other financing arrangements or otherwise. As of December 31, 2007, PC had 12,250,000 shares of common stock issued and outstanding. As the acquisition of Stonecomm LLC was not completed, 16,270,000 common shares of the Company were cancelled on April 4, 2008 and at the date of this filing the common shares of the Company are  12,250,000.

Non-cumulative voting.

Any future holders of Shares of Common Stock of PC will not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Transfer Agent.

The Company has engaged the services of Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, 1-650.321.7111, Fax 1-650-321-7113 to act as transfer agent and registrar.

ITEM 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business.  Since the Company’s principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations.  Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

PC's plan is to seek acquisition opportunities, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation. At this time, PC has no plan, proposal, agreement, understanding, or arrangement to acquire or merge with any specific business or company, and PC has not identified any specific business or company for investigation and evaluation. No member of Management or any promoter of PC, or an affiliate of either, has had any material discussions with any other company with respect to any acquisition of that company. PC will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of the proposed business under this caption is purposefully general and is not meant to restrict PC's virtually unlimited discretion to search for and enter into a business combination.

PC may seek a combination with a firm which only recently commenced operations, or a developing company in need of additional funds to expand into new products or markets or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and needs additional capital which is perceived to be easier to raise by a public company.  In some instances, a business opportunity may involve acquiring or merging with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. PC may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

Management believes that PC may be able to benefit from the use of "leverage" to acquire a target company. Leveraging a transaction involves acquiring a business while incurring significant indebtedness for a large percentage of the purchase price of that business. Through leveraged transactions, PC would be required to use less of its available funds to acquire a target company and, therefore, could commit those funds to the operations of the business, to combinations with other target companies, or to other activities. The borrowing involved in a leveraged transaction will ordinarily be secured by the assets of the acquired business. If that business is not able to generate sufficient revenues to make payments on the debt incurred by PC to acquire that business, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that PC must commit to acquire a business,  may correspondingly increase the risk of loss to PC. No assurance can be given as to the terms or availability of financing for any acquisition by PC. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates, because the investment in the business held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which PC may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of PC. It is not possible at this time to predict the restrictions, if any, which lenders may impose, or the impact thereof on PC.

PC has insufficient capital with which to provide the owners of businesses significant cash or other assets. Management believes PC will offer owners of businesses the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. The owners of the businesses will, however, incur significant post-merger or acquisition registration costs in the event they wish to register a portion of their shares for subsequent sale. PC will also incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8-K, which requires significant disclosures for a company classified as a shell company,, agreements, and related reports and documents. Nevertheless, the officers and directors of PC have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business. PC does not intend to make any loans to any prospective merger or acquisition candidates or to unaffiliated third parties.

PC will seek a potential business opportunity from all known sources, but will rely principally on personal contacts of its officers and directors as well as indirect associations between them and other business and professional people. It is not presently anticipated that PC will engage professional firms specializing in business acquisitions or reorganizations.

Management, while not especially experienced in matters relating to the new business of PC, will rely upon their own efforts and, to a much lesser extent, the efforts of PC's shareholders, in accomplishing the business purposes of PC. It is not anticipated that any outside consultants or advisors, other than PC's legal counsel and accountants, will be utilized by PC to effectuate its business purposes described herein. However, if PC does retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as PC has no cash assets with which to pay such obligation. There have been no discussions, understandings, contracts or agreements with any outside consultants and none are anticipated in the future. In the past, PC's management has never used outside consultants or advisors in connection with a merger or acquisition.

As is customary in the industry, PC may pay a finder's fee for locating an acquisition prospect. If any such fee is paid, it will be approved by PC's Board of Directors and will be in accordance with the industry standards. Such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved. Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $5,000,000 transaction.  Management has adopted a policy that such a finder's fee or real estate brokerage fee could, in certain circumstances, be paid to any employee, officer, director or 5% shareholder of PC, if such person plays a material role in bringing a transaction to PC.

PC will not have sufficient funds to undertake any significant development, marketing, and manufacturing of any products that may be acquired. Accordingly, if it acquires the rights to a product, rather than entering into a merger or acquisition, it most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which PC would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that PC will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

On July 9, 2007, the Company filed an amendment with the Secretary of State of Nevada, to change the authorized common stock of the Company to 75,000,000 shares.

On July 11, 2007, the Company entered into an agreement to purchase a Nevada based corporation, PC 9-1-1, Inc.   The purchase price was the issuance of 16,270,000 common shares, however, the purchase was not completed.

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

Subsequent to December 31, 2007 the acquisition was cancelled as delivery of the shares to be received were, in fact, not received so the shares issued by PC were cancelled.  The resignations of Directors Stone, Pickett and Liebscher were accepted by the Company leaving Kevin M. Murphy as sole remaining Director.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 8B.  Other Information

During the fourth quarter of the fiscal year ended December 31, 2007, there was no information required to be reported on Form 8K which was not previously reported.

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

Corporate Governance

No material changes were made to the procedures by which security holders may recommend nominees to the PC’s board of directors.  The Company has not adopted a Code of Ethics.

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

Audit Committee

The Audit Committee currently consists of our sole Board member, Mr. Kevin Murphy.  Our common stock is not currently publicly traded.  Thus, PC is not subject to NASDAQ audit committee requirements.   Mr. Murphy is not considered to be a financial expert.

ITEM 10.  EXECUTIVE COMPENSATION

(a) No officer or director of PC is receiving any remuneration at this time.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Corporation to any officer or director under any plan which is presently existing.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share to its sole shareholder Wannigan Capital Corp. for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split and an increase in the Company’s authorized common shares from 25,000,000 to 75,000,000 shares.  The stock split resulted in

12,250,000 shares issued and outstanding at December 31, 2007.  Common stock par value remains at $.001, resulting in total par value of $12,250 and a paid-in capital deficit of ($11,760) at December 31, 2007.

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 shares of the total issued and outstanding shares held by its parent company (the Parent) to the Parent’s shareholders of record on March 1, 2007 as a dividend.   No further shares were issued as dividends as of December 31, 2007.

On July 9, 2007, the Company filed an amendment with the Secretary of State NV, to change the authorized common stock of the Company to 75,000,000 shares with a par value of $.001.

The following table sets forth, as of the date of this Form 10-KSB, the outstanding shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by PC to own beneficially, more than 5% of PC's Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group as of April 14, 2008.

Title of Class	Name of Beneficial Owner	Address of Beneficial Owner	Amount	Percent of Class
(1)Common	Wannigan Capital Corp.	Fox Island WA 98333	444,626	3.62%
Common	Kevin M. Murphy	Fox Island WA 98333	1,403,630	11.45%
Common	Kenneth B. Liebscher	Blaine, WA 98230	2,073,000	16.92%
(2)Common	The Excalibur Group A.G.	Belize City, Belize Central America	840,000	6.85%
(3)Common	Chancery Lane Investment Group Inc	Belize City, Belize Central America	1.166.600	9.52%
(4)Common	Sundance Capital Group Inc	Belize City, Belize Central America	854,540	6.97%
Common	Frederick J. Heaps	Collingwood Ontario, Canada L9Y 3Z2	729,810	5.95%
Common	Phillip Miller	Seattle WA 98004	729,810	5.95%

(1)Wannigan Capital Corp. is owned and controlled by Kevin M. Murphy, 1174 Manitou Dr NW., Fox Island, WA 98333.

(2)The Excalibur Group A.G. is owned and controlled by Lionel Welsh, 76 Dean St., Belize City, Belize Central America.

(3)Chancery Lane Investment Group Inc. is owned and controlled by Andrew Godfrey, 51 dean St., Belize city, Belize, Central America.

(4)Sundance Capital Group Inc. is owned and controlled by Sharon S. Marin, 4110 Flamboyant St., Belize City, Belize, Central America

None of the Officers, Directors or existing shareholders have the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

On November 17, 2003, PC entered into a $500 non-interest bearing note payable with its only shareholder, PC Capital Corp. (the Shareholder), repayment of which was originally due January 1, 2005 but has been extended by the shareholder to January 1, 2009.  The Shareholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at December 31, 2005. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001, (which management has determined will approximate the actual current fair value of the Company’s shares) no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

PC entered into a management agreement (the Agreement) with the Shareholder for the period of one year commencing October 1, 2004.  At the end of this initial term, the Agreement was automatically renewed for another year, and will continue to be renewed indefinitely for one-year periods until terminated by either party.  The Shareholder acts as the office manager and management consultant for PC, and is compensated $2,000 per month, plus reimbursement for the payment of operating expenses on PC’s behalf.  At December 31, 2007, PC had incurred and accrued 39 months of management expense totaling $78,000, and $12,850 in reimbursable operating expenses.  These items bear no interest and will be paid back once PC establishes profitable operations.

PC’s President, Kevin Murphy, has been providing a mailing address to PC without charge since inception.  This service has been determined by PC to have only nominal value and is not reflected in the financial statements.

Interest of named experts and counsel.

None.

Management's Plan With Respect To Other Blank Check Entities.

Currently, President Kevin Murphy is not an officer or director of any other Blank Check Entities.

Director Independence

The current member of the Board is Mr. Kevin Murphy.  Mr. Murphy is not considered to be independent.  The Company will appoint additional independent directors to its Board and Committees as necessary in the future.

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

2006:

$3,200

2007:

$4,400

2.

Audit-Related Fees:

Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006:

$0

2007:

$0

3.

Tax Fees:

Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006:

$540

2007:

$0

4.

All Other Fees:

Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006:

$0

2007:

$0

5.

Audit Committee Pre-Approval Procedures.  The Board of Directors has not, to date, appointed an Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PC 9-1-1, Inc.

By:/s/ Kevin Murphy

Kevin Murphy, President

Date:  April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PC 9-1-1, Inc.

By/s/ Kevin Murphy

Kevin Murphy

President, Director, CEO

Date:  April 14, 2008

PC 9-1-1, INC.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

PC 9-1-1, Inc.

(formerly Wannigan Ventures, Inc.

Audited Financial Statements

For the Years Ended December 31, 2007 and 2006

and

the Period of August 15, 2003 (inception) through December 31, 2007

Table of Contents

Page

Report of Independent Registered Public Accounting Firm

22

Financial Statements

21

Balance Sheets

23

Statements of Operations

24

 Statements of Changes in Stockholders' Deficit

25

Statements of Cash Flows

26

Notes to Financial Statements

27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

PC 9-1-1, Inc.

We have audited the balance sheets of PC 9-1-1, Inc. (fka Wannigan Ventures, Inc.) (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended, and the period of August 15, 2003 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PC-9-1-1, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period of August 15, 2003 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Kaysville, Utah

April 11, 2008

PC 9-1-1, INC.
(fka Wannigan Ventures, Inc.)
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$37	$87

Total Current Assets	37	87

TOTAL ASSETS	$37	$87

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$6,085	$4,495
Accrued expenses-related party	90,850	59,706
Convertible note payable-related party	500	500

Total Current Liabilities	97,435	64,701

STOCKHOLDERS' DEFICIT

Common stock: $0.001 par value: 75,000,000 shares
authorized; 12,250,000 and 12,250,000 shares
issued and outstanding, respectively	12,250	12,250
Additional paid in capital	(11,760)	(11,760)
Accumulated deficit	(97,888)	(65,104)

Total Stockholders' Deficit	(97,398)	(64,614)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$37	$87

The accompanying notes are an integral part of these financial statements.

PC 9-1-1, INC.
(fka Wannigan Ventures, Inc.)
(A Development Stage Company)
Statements of Operations

			From Inception
	For the	For the	on August 15,
	Year Ended	Year Ended	2003 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

OPERATING EXPENSES

Organizational costs	-	-	490
Professional fees	6,534	5,026	15,910
Management fees-related party (note 2)	24,000	24,000	78,000
General and administrative	2,250	169	3,488

Total expenses	32,784	29,195	97,888

Net loss and deficit accumulated during
development stage	$32,784	$29,195	$97,888

Net loss per share	$0.00	$0.00

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	12,250,000	12,250,000

The accompanying notes are an integral part of these financial statements

PC 9-1-1, INC.
(fka Wannigan Ventures, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at inception, April 15, 2003	-	$-	$-	$-	$-

Common stock issued for cash
at $0.00 per share	12,250,000	12,250	(11,760)	-	490

Net loss for the year
ended December 31, 2003	-	-	-	(911)	(911)

Balance, December 31, 2003	12,250,000	12,250	(11,760)	(911)	(421)

Net loss for the year
ended December 31, 2004	-	-	-	(7,466)	(7,466)

Balance, December 31, 2004	12,250,000	12,250	(11,760)	(8,377)	(7,887)

Net loss for the year
ended December 31, 2005	-	-	-	(27,532)	(27,532)

Balance, December 31, 2005	12,250,000	12,250	(11,760)	(35,909)	(35,419)

Net loss for the year
ended December 31, 2006	-	-	-	(29,195)	(29,195)

Balance, December 31, 2006	12,250,000	12,250	(11,760)	(65,104)	(64,614)

Net loss for the year
ended December 31, 2007	-	-	-	(32,784)	(32,784)

Balance, December 31, 2007	12,250,000	$12,250	$(11,760)	$(97,888)	$(97,398)

The accompanying notes are an integral part of these financial statements

PC 9-1-1, INC.
(fka Wannigan Ventures, Inc.)
(A Development Stage Company)
Statements of Cash Flows
			From Inception
	For the	For the	on August 15,
	Year Ended	Year Ended	2003 Through
	December 31,	December 31,	December 31,
	2007	2006	2007

OPERATING ACTIVITIES
Net loss	$(32,784)	$(29,195)	$(97,888)
Adjustments to reconcile net
loss to net cash provided (used)
by operating activities:
Depreciation	-	-	-
Changes in operating assets and liabilities:

Change in accounts payable & deemed expenses	1,590	3,458	6,085

	Net Cash Provided by
Operating Activities	(31,194)	(25,737)	(91,803)

INVESTING ACTIVITIES
Cash paid for fixed assets	-	-	-

	Net Cash Used by
Investing Activities	-	-	-

FINANCING ACTIVITIES
Common stock issued	-	-	490
Increase in accrued expenses-related party	31,144	25,727	90,850
Increase in notes payable	-	-	500

	Net Cash Provided by
Financing Activities	31,144	25,727	91,840

NET DECREASE IN CASH	(50)	(10)	37

CASH AT BEGINNING OF PERIOD	87	97	-

CASH AT END OF PERIOD	$37	$87	$37

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PC 9-1-1, Inc.

(A Development Stage Company)

Notes to Financial Statements

For the Year Ended December 31, 2007, and the

Period from August 15, 2003 (inception) through December 31, 2007

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES

a.   Business Activity and Industry

PC 9-1-1, Inc. (fkaWannigan Ventures, Inc.) (the “Company”) is a Nevada corporation located in Las Vegas, Nevada. The Company was organized on August 15, 2003 to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company has elected a fiscal year end of December 31.

b.   Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

c.   Advertising

The Company expenses advertising costs in the period in which they are incurred. The Company incurred advertising expense of $-0- and $-0- during the years ended December 31, 2007 and 2006, respectively.

d.   Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under Financial Accounting Standards Board Statement No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2007 of approximately $97,888 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $34,300 were offset by the valuation allowance, which increased by $11,470 in 2007.

e.   Equity-Based Compensation

The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

f.   Basic Income (Loss) per Share

Basic income (loss) per share is calculated by dividing the Company’s net income (loss) applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of member units outstanding during the year. The diluted weighted average number of units outstanding is the basic weighted number of units adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2007 and 2006.

g.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

h.  Concentrations of Risk

The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $100,000. At December 31, 2007, the Company’s bank deposits did not exceed the insured amounts.

i. Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided, and collection is reasonably assured.

j. Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

NOTE 1 - ORGANIZATION AND BUSINESS ACTIVITIES (Continued)

j. Recently Issued Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.   This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008.  The statement applies prospectively as of the beginning of the fiscal year in which this is applied.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations.”  This statement replaces FASB Statement No. 141, “Business Combinations.”  This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be indentified for each business combination.  This statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  This Statement requires the costs incurred to effect the acquisition (acquisition-related costs) to be recognized separately from the acquisition.  Also, this statement requires the acquirer to recognize those restructuring costs separately from the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

NOTE 2 – RELATED PARTY TRANSACTIONS

a.   Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with a stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2009.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which was negligible when the debt was incurred accordingly no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

b. Accrued Expenses-Related Party

At December 31, 2007, the Company owed a stockholder $90,850.  The accruals bear no interest, are unsecured and due upon demand.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490. The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007 the Company increased their issued common shares by means of a 250:1 forward split.  The Company had 49,000 shares issued and outstanding prior to the split and 12,250,000 post split.  All prior year (since inception) common shares outstanding and earnings per share amounts have been restated to reflect the 250:1 forward stock split.

On July 9, 2007 the Company increased the amount of common shares authorized from 25,000,000 to 75,000,000.

NOTE 4 – SIGNIFICANT EVENTS

On July 11, 2007, the Company, pursuant to an Acquisition Agreement, was acquired by Wannigan Ventures, Inc., a Nevada corporation (Wannigan). The shareholders of the Company received 16,270,000 shares of the common stock of the Wannigan after the acquisition and became the controlling shareholders of the combined entity, accordingly the transaction is accounted for as a recapitalization of the Company. In January 2008, the acquisition was rescinded and the shares were cancelled. The Company’s financial statements have been restated to reflect the rescinded transaction retroactively.

NOTE 5 – GOING CONCERN

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

8