Form 10-Q
period 2008-03-31
PC 9-1-1, INC.
filed 2008-05-20
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

                                                                                             Form 10-Q

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No.  1-32032

PC 9-1-1, Inc. (formerly Wannigan Ventures Inc.)

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

                                             (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: April 28, 2008:  Common Stock – 28,250,000

                                             DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

      Transitional Small Business Issuer Format    Yes           No    X

PC 9-1-1, INC.

(formerly WANNIGAN VENTURES, INC.)

                                                                     TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

PAGE

Item 1.  Financial Statements (unaudited):

4

Balance Sheets

5

Statements of Operations

6

Statements of Cash Flows

7

Notes to Financial Statements (unaudited)

Item 2.  Management’s Plan of Operations

          9-10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

10

Item 4T.  Controls and Procedures

10

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings

10

Item 1A. Risk Factors

10

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

10

Item 3.   Defaults upon Senior Securities

10

Item 4.   Submission of Matters to a Vote of Securities Holders

10

Item 5.   Other Information

11

Item 6.   Exhibits and Reports on Form 8 – K

11

Signatures

11

Certifications

12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2007 previously filed in a Form 10-KSB with the Securities and Exchange Commission.

PC 9-1-1, Inc.

(formerly Wannigan Ventures, Inc.)

A Development Stage Company

Unaudited Financial Statements

For the Three Months Ended March 31, 2008 and 2007

and

the Period of August 15, 2003 (inception) through March 31, 2008

 PC 9-1-1, Inc.

(fka Wannigan Ventures, Inc.)

(A Development Stage Company)

Balance Sheets

	March 31,	December 31,
	2008	2007
ASSETS	(unaudited)

Current assets
Cash	$ 8	$ 37

Total assets	$ 8	$ 37

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 13,574	$ 6,085
Accrued expenses – related party (Note 2)	91,425	90,850
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	105,499	97,435

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
12,250,000 shares issued and outstanding	12,250	12,250
Additional paid-in capital	(11,760)	(11,760)
Accumulated deficit	(105,981)	(97,888)

Total stockholders' deficit	(105,491)	(97,398)

Total liabilities and stockholders' deficit	$ 8	$ 37

See Accompanying Notes to Financial Statements.

PC 9-1-1, Inc.

(fka Wannigan Ventures, Inc.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

			Period from
			August 15, 2003
	Three Months Ended March 31,		(Inception) through
	2008	2007	March 31, 2008

Revenues	$ -	$ -	$ -.

Expenses
Organizational costs	-	-	490
Professional fees	7,387	2,381	23,297
Management fees - related party (Note 2)	-	6,000	78,000
Other general and administrative	706	81	4,194
Total expenses	8,093	8,462	105,981

Net loss and deficit accumulated during
development stage	$ (8,093)	$ (8,462)	$ (105,981)

Net loss per share	$ (.00)	$ (.00)

Weighted average common
shares outstanding	12,250,000	12,250,000

See Accompanying Notes to Financial Statements.

PC 9-1-1, Inc.

(fka Wannigan Ventures, Inc.)

 (A Development Stage Company)

Statements of Cash Flows

(unaudited)

			Period from
			August 15, 2003
			(Inception) through
	Three Months Ended March 31,		March 31,
	2008	200	2008
Cash flows from operating activities:

Net loss and accumulated deficit	$(8,093)	$(8,462)	$ (105,981)

Changes in operating assets and liabilities:

Increase (decrease) in accounts payable	7,489	(421)	13,574
Increase in accrued expenses – related party	575	8,840	91,425

Total cash flows used in operating activities	(29)	(43)	(982)

Cash flows from investing activities:	-	-	-

Cash flows from financing activities:

Proceeds from notes payable – related party	-	-	500
Common stock issued for cash	-	-	490

Total cash flows provided by financing activities	-	-	990

Net change in cash	(29)	(43)	8

Beginning cash balance	37	87	-

Ending cash balance	$ 8	$44	$ 8

Supplemental disclosure of cash flows:

Cash paid for interest	$ -	$-	$ -

Cash paid for income taxes	$ -	$-	$ -

See Accompanying Notes to Financial Statements.

PC 9-1-1, Inc

(formerly Wannigan Ventures, Inc.)

(A Development Stage Company)

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through March 31, 2008

1.  Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of PC 9-1-1, Inc. (formerly Wannigan Ventures, Inc.), a development stage company (the Company) is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage.

Business activity

PC 9-1-1, Inc. (the Company) is a Nevada corporation located in Las Vegas, Nevada.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company. The Company has elected a fiscal year end of December 31.  On April 23, 2008 the Company entered into an agreement to acquire iAudioCampus.com (iAudio); the terms being the issuance of 13,000,000 common shares of the Company and a commitment to fund iAudio with $400,000 by July 31, 2008, in exchange for 100% ownership of iAudio (see Note 5). The Company will close on the agreement to acquire upon receipt of audited financials from iAudioCampus.com

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods.  Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through March 31, 2008 of $105,981 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $37,000 were offset by the valuation allowance, which increased by approximately $2,800 and $3,000 during the three months ended March 31, 2008 and 2007, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $8 and $37 in cash or cash equivalents at March 31, 2008 and December 31, 2007, respectively.

PC 9-1-1, Inc.

(formerly Wannigan Ventures, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through March 31, 2008

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

Recently Issued Accounting Pronouncements

In March of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In December, 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements, an amendment of ARB No. 51.”   SFAS No. 160 applies to “for-profit” entities that prepare consolidated financial statements where there is an outstanding non-controlling interest in a subsidiary.  The Statement requires that the non-controlling interest be reported in the equity section of the consolidated balance sheet but identified separately from the parent.  The amount of consolidated net income attributed to the non-controlling interest is required to be presented, clearly labeled for the parent and the non-controlling entity, on the face of the consolidated statement of income.  When a subsidiary is de-consolidated, any retained non-controlling interest is to be measured at fair value.  Gain or loss on de-consolidation is recognized rather than carried as the value of the retained investment.  The Statement is effective for fiscal years and interim periods beginning on or after December 15, 2008.  It cannot be adopted earlier but, once adopted, is to be applied retroactively.  This pronouncement has no effect on this Company’s financial reporting at this time.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree.  It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively.  SFAS No. 141R has no effect on the Company’s financial reporting.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

PC 9-1-1, Inc.

(formerly Wannigan Ventures, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through March 31, 2008

2.

Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2009.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at March 31, 2008. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management has determined will approximate the actual current fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Notes Payable

At March 31, 2008, the Company owed a stockholder $91,425.  Funds totaling $13,425 were used to pay for audit and accounting fees and other general and administrative expenses, while the remaining $78,000 is an accrual for consulting expense incurred with the stockholder as explained below.  The accrual of $78,000 for consulting was settled in full satisfaction for 3,000,000 common shares of the Company on April 16, 2008 (see Note 5).

Consulting Agreement

The Company entered into a consulting agreement with a stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The stockholder acts as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000.  The $78,000 was paid to the stockholder by issuance of 3,000,000 common shares of the Company on April 4, 2008.

Other

The Company’s former President has been providing a mailing address to the Company without charge since inception.  This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

3.

Stockholders’ Deficit

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split of issued shares and an increase in the Company’s authorized common shares from 25,000,000 to 75,000,000 shares.  The stock split resulted in 12,250,000 shares issued and outstanding at March 31, 2008 and December 31, 2007.  Common stock par value remains at $.001, resulting in total par value of $12,250 and a paid-in capital deficit of ($11,760) at March 31, 2008 and December 31, 2007.

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 post split shares of the total issued and outstanding shares held by its then parent company (the Parent) to the Parent’s stockholders of record on March 1, 2007 as a stock dividend.    The distribution of the 11,805,374 shares took place March 1, 2007.

PC 9-1-1, Inc.

(formerly Wannigan Ventures, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Three Months Ended March 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through March 31, 2008

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

5.

Subsequent Events

On April 4, 2008, the Company entered into an agreement to settle $78,000 of debt payable to its stockholder in consideration for 3,000,000 shares.

On April 23, 2008 the Company received a total of $200,000 pursuant to share subscriptions for 666,666 shares of common stock at $0.30 per share.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50.  Two warrants are required to purchase one common share.

On April 23, 2008, the Company entered into an agreement to purchase all the outstanding shares of iAudiocampus.com (“iAudio”) in consideration of $400,000 cash and 13,000,000 shares.  A payment of $175,000 was made on the date of the agreement’s inception, and additional $100,000 payments are required to be made on May 22, 2008 and June 22, 2008.  The remaining $25,000 will be used for iAudio’s audit and legal fees. The Company is current in its payments.

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

On July 12, 2007, the Board of Directors was increased to four persons.  Chad Stone and Steven Pickett, both of Las Vegas, Nevada, and Kenneth B. Liebscher of Washington State were appointed to the Board of Directors.

In light of the PC 9-1-1, Inc. acquisition, the Board further resolved that Kevin Murphy would serve as Chairman of the Board, Chad Stone would serve as President and CEO of the Company, Steven Pickett would serve as Treasurer/CFO and that Kenneth Liebscher would serve as Secretary.

Subsequent to December 31, 2007 the acquisition was cancelled as delivery of the shares never occurred.  The resignations of Directors Stone, Pickett and Liebscher were accepted by the Company leaving Kevin M. Murphy as sole remaining Director.

On April 23, 2008, the Company entered into an agreement to purchase iAudioCampus.com (“iAudio”), a California Company engaged in Internet audio teaching for the issuance of 13,000,000 shares of our common stock and a commitment to fund iAudio $400,000 (including a $175,000 cash payment to iAudio on the agreement’s inception date).

Accordingly, we will need to seek debt or equity financing or obtain funding from third parties, in exchange for which we would probably be required to dilute stockholders’ positions in the Company.  There is no assurance that we will be able either to obtain additional financing or to interest third parties in providing funding for the further development, marketing and expansion of our business plan.

On April 14, 2008, Howard Bouch of Cumbria, England consented to serve as Director of the Company.

There has been no business activity during the three-month period ending March 31, 2008, nor from August 15, 2003 (inception) through March 31, 2008, other than expenses incidental to maintaining our status as a public reporting company, which have been accrued or paid for by Wannigan Capital Corp., a company of which Kevin Murphy, our former President and CEO is also President and CEO.

On March 23, 2008, Chris Bradshaw and Mitch Blumberg agreed to serve on the Board of the Company and Chris Bradshaw was elected to the office of CEO and Mitch Blumberg to the office of President.

The name, age, and positions of the directors, officers, and significant employees of the Company are set forth below.  The directors and officers shall serve for a term ending on the date of the third Annual Meeting.

Kevin Murphy, Chairman/Director

Mr. Murphy, age 61, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration and new business development. He serves on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and PC 9-1-1, Inc. (formerly Wannigan Ventures Inc.).  Mr. Murphy also serves as President and CEO and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, OFG Oil and Gas, in the American oil industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon. Mr. Murphy is married and has 2 children and 5 grandchildren.

Christopher (Chris) Bradshaw is a 43 year old businessman and currently serves as CEO of iAudioCampus.com, a California Corporation. Mr. Bradshaw brings over 20 years of business experience in the public and private sector to iAudioCampus.com. Chris Bradshaw was certified by the Canadian Securities Institute ("CSI Certified") in 1988 and has experience in the Financial Industry initially as a Securities Trader with Richardson Greenshields and Levesque Beaubien from 1985 to 1997, and later as a senior executive of World Sports Merchandising, Inc. (WSMI) trading on the Toronto Stock Exchange. Mr. Bradshaw has served in the Private Sector marketing goods and services via direct mail and the Internet. Chris was Founder of TapeText Canada in 1987, a producer of audiocassette tapes for student-candidates enrolled in the CSI industry mandated courses. Mr. Bradshaw was founder and CEO of BeeTrade.com in 1998, and also was founder and CEO of @auction.com in 2001.

Mr. Bradshaw is married with one child and lives in La Quinta California.

Mitch Blumberg, age 64, is President, Treasurer, and Director, of iAudioCampus.com since 2007.  Mr Blumberg served as CEO of a Bradshaw Family investment company in La Quinta, CA from 2006-2007.  Prior to those involvements, he served as President & CEO, and as a Director, of Suite101.com, Inc. and its successor company, GeoGlobal Resources, Inc. (GGR-AMEX), from 1999 through 2005.  In addition, he served as Director and Managing Director of eDispatch Wireless Data.com, Inc. and its successor company, AirIQ, Inc. (TSX exchange), from 1999 to 2005.  During the 1990's and early 2000's, he was simultaneously involved in the film industry in Los Angeles where he served as Executive Vice President heading Legal and Business Affairs for RKO Pictures, Inc. and later as an independent producer and talent manager for Ardent Entertainment where he served as President & CEO.  Mr. Blumberg holds BA and JD degrees from the University of Pennsylvania and an MBA degree with Highest Honors from Harvard University. Mr. Blumberg served for 10 years as an Adjunct Professor of Administrative Science at Rice University's Jones Graduate School of Administration.

Mr. Blumberg lives in La Quinta, California.

Mr. Howard Bouch, age 62, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976 Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Howard Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB-OTC BB.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors

Not applicable

Item.2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2003, 49,000 shares were issued to Wannigan Capital Corp. under Rule 4(2). On February 27, 2007, the Company’s Board of Directors authorized a forward split of the common shares outstanding on a basis of 250:1, resulting in 12,500,000 common shares issued and outstanding. The Company also approved, by means of a dividend by Wannigan Capital Corp. to its stockholders, the distribution of up to 11,805,374 shares of Wannigan Ventures, Inc. to the stockholders of record of Wannigan Capital Corp. as of March 1, 2007 on a one for one basis. There are no preferred shares issued.  On April 16, 2008, the Company approved the issuance of 3,000,000 common shares of the Company in full satisfaction of the outstanding indebtedness of $78,000 to Wannigan Capital Corp. On April 23, 2008, the Company approved the issuance of 13,000,000 common shares of the Company for the acquisition of iAudioCampus.com.

Item 3.

Defaults Upon Senior Securities.

None;

Item 4.

Submission of Matters to a Vote of Security Holders.

             None

Item 5.

Other Information.

On April 23, 2008 the Company entered into an agreement to purchase a California based corporation, iAudioCampus.com.   The purchase price was the issuance of 13,000,000 common shares, and a commitment to fund iAudio with $400,000 by July 31, 2008.  Upon completion of the purchase, PC 9-1-1, Inc. will change its name to iAudioCampus.com

The Company's common stock is not traded on any exchange or OTC market.  Management has entered into  preliminary discussions with a prospective market maker concerning the participation of such market maker in the after-market for the Company's securities.  There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

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

PC 9-1-1 INC.

Date:

5/15/08

By: /s/ Chris Bradshaw

CEO, and Director

Exhibit 31.1

                                CERTIFICATIONS

I, Chris Bradshaw, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of PC 9-1-1, Inc. (formerly Wannigan Ventures, Inc.);

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant of, and for, the periods presented in this report;

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in

Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)   Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)   Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 15, 2008

/s/ Chris Bradshaw

Chris Bradshaw, Chief Executive Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PC 9-1-1, Inc. (formerly Wannigan Ventures Inc.) and will be retained by PC 9-1-1, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of PC 9-1-1, Inc. (formerly Wannigan Ventures, Inc.) (the "Company") on Form 10-Q for the period ending March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitch Blumberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 15, 2008

/s/ Mitch Blumber

Name: Mitch Blumberg

Title:

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to PC 9-1-1, Inc.  and will be retained by PC 9-1-1 Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

16