Form 10-Q
period 2008-06-30
LONE MOUNTAIN MINES, INC.
filed 2008-08-19
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission File No.  1-32032

Lone Mountain Mines Inc (formerly iAudioCampus.com)

(Name of Registrant in its Charter)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 18, 2008:  Common Stock – 16,585,000

                                             DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

Lone Mountain Mines, Inc.

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

10

Item 5.   Other Information

11

Item 6.   Exhibits and Reports on Form 8 – K

11

Signatures

11

Certifications

12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2007 previously filed in a Form 10-KSB with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Unaudited Financial Statements

For the three and six months ended June 30, 2008, and

the Period of August 15, 2003 (inception) through June 30, 2008

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

(A Development Stage Company)

Balance Sheets

            June 30,  December 31,

         2008

2007

(unaudited)

ASSETS

Current assets

   Cash

$

53,554

$

37

Deposits – related party (Note 2)

1,200

-

Total current assets

54,754

37

Fixed assets

    Computer equipment

1,448

-

    Less accumulated depreciation

(161)

-

Total fixed assets

1,287

-

Total assets

$

56,041

$

37

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable

$

13,146

$

6,085

Accrued expenses – related party (Note 2)

16,967

90,850

Convertible note payable – related party (Note 2)

500

500

Total current liabilities

30,613

97,435

Stockholders' equity (deficit)

    Common stock; $0.001 par value: 75,000,000 shares authorized;

 16,435,000 and 12,250,000 shares issued and outstanding

16,435

12,250

    Additional paid-in capital

413,555

           (11,760)

Stock subscriptions receivable (Note 5)

(275,000)

-

    Accumulated deficit

(129,562)

(97,888)

      Total stockholders' equity (deficit)

25,428

(97,398)

Total liabilities and stockholders' equity (deficit)

$

56,041

$

37

See Accompanying Notes to Financial Statements.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

					Cumulative
	For the Three Months		For the Six Months		from Inception,
	Ended June 30,		Ended June 30,		August 15, 2003,
	2008	2007	2008	2007	to June 30, 2008

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Organizational costs	-	-	-	-	490
Professional fees	17,780	1,984	25,167	4,365	41,077
Management fees – related party	-	6,000	-	12,000	78,000
Other general and administrative	5,801	952	6,507	1,033	9,995
Net loss from operations	23,581	8,936	31,674	17,398	129,562

Net loss and deficit accumulated during development stage	$ (23,581)	$ (8,936)	$ (31,674)	$ (17,398)	$ (129,562)

Net loss per Share	$ 0.00	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average outstanding shares	14,590,659	12,250,000	13,420,330	12,250,000

See Accompanying Notes to Financial Statements.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception,
			August 15, 2003,
	For the Six Months Ended		to
	June 30,		June 30,
	2008	2007	2008

Cash flows from operating activities
Net loss and accumulated deficit	$(31,674)	$(17,398)	$(129,562)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation	161	-	161
Changes in operating assets and liabilities:
Increase in deposits – related party	(1,200)	-	(1,200)
Increase in accounts payable	7,061	206	13,146
Increase in accrued expenses – related party	4,117	17,208	94,967

Total cash flows provided by (used in) operating activities	(21,535)	16	(22,488)

Cash flows from investing activities
Purchase of short-term investment	(275,000)	-	(275,000)
Purchase of fixed assets	(1,448)	-	(1,448)

Net cash flows used in investing activities	(276,448)	-	(276,448)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	351,500	-	351,990
Proceeds from notes payable – related party	-	-	500

Total cash flows provided by financing activities	351,500	-	352,490

Net change in cash	53,517	16	53,554
Beginning cash balance	37	87	-

Ending cash balance	$53,554	$103	$53,554

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$70	$-	$70
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of stock in satisfaction of related party payable	$78,000	-	$78,000

See Accompanying Notes to Financial Statements

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through June 30, 2008

1.

Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Lone Mountain Mines, Inc. (fka IAudioCampus.com, Inc.), a development stage company (the Company), is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage.

Business activity

Lone Mountain Mines, Inc. is a Nevada corporation located in Las Vegas, Nevada.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company at that time. On April 25, 2008 the Company changed its name to iAudioCampus.com (iAudio) as part of a proposed business combination in which the Company was to acquire 100% ownership of iAudioCampus.com, a California company (see Note 5).   The Company did not complete the acquisition.  On August 11, 2008 the Company entered into an agreement to acquire a mineral property for $10,000 and changed its name to Lone Mountain Mines, Inc. in light of its new business direction. The Company has elected a fiscal year end of December 31.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through June 30, 2008 of $129,562 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $45,000 were offset by the valuation allowance, which increased by approximately $11,000 and $6,000 during the six months ended June 30, 2008 and 2007, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $53,554 and $37 in cash or cash equivalents at June 30, 2008 and December 31, 2007, respectively.

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

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through June 30, 2008

1.  Organization and Summary of Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements

In May of 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

In May of 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement will require no changes in the Company’s financial reporting practices.

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

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through June 30, 2008

1.  Organization and Summary of Significant Accounting Policies (Cont’d)

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

Accrued Expenses

One of the Company’s stockholders regularly incurs expenses in the Company’s behalf, and is subsequently reimbursed as cash flows allow.  At June 30, 2008, the Company owed the stockholder $16,967 for audit and accounting fees and other general and administrative expenses incurred in behalf of the Company.

Consulting Agreement

The Company entered into a consulting agreement with a stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The stockholder acts as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000.  On April 16, 2008, the $78,000 was paid to the stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share..

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through June 30, 2008

2.

Related Party Transactions

Other

The Company’s former President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  Rent expense for the six months ended June 30, 2008 was $1,200.

3.

Stockholders’ Equity (Deficit)

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split of issued shares and an increase in the Company’s authorized common shares from 25,000,000 to 75,000,000 shares.  Common stock par value remains at $.001, and all applicable periods presented have been retroactively restated to reflect the split.

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 post split shares of the total issued and outstanding shares held by its then parent company (the Parent) to the Parent’s stockholders of record on March 1, 2007 as a stock dividend.    The distribution of the 11,805,374 shares took place March 1, 2007.

On April 16, 2008, the Board of Directors approved the settlement of $78,000 of debt payable to its stockholder in consideration for 3,000,000 shares valued at $.026 per share (Note 2).

On April 23, 2008, the Board of Directors approved the issuance of 13,000,000 common shares as partial consideration to acquire 100% of all the outstanding shares of iAudiocampus.com (“iAudio”), a California company.  These shares were cancelled on August 11, 2008 as the Company did not proceed in its acquisition.  Accordingly, the shares have not been reported as issued and outstanding at June 30, 2008.

During the quarter and pursuant to a private offering, the Company issued 1,185,000 shares of common stock at $0.30 per share, for cash proceeds of $351,500 (net of $4,000 in offering expenses).  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.  On July 23, 2008, an additional 150,000 shares were issued for $45,000, resulting in total shares issued of 1,335,000 for total net proceeds of $396,500.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Six Months Ended June 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through June 30, 2008

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

5.

Asset Acquisition and Subsequent Termination

On April 23, 2008, the Company entered into an agreement to purchase all the outstanding shares of iAudioCampus.com, Inc. (“iAudio”), a California company, in consideration of $400,000 cash and 13,000,000 shares of the Company’s common stock.  A payment of $175,000 was made on the date of the agreement’s inception, and additional $100,000 payments were required to be made on May 22, 2008 and June 22, 2008 (extended to July 31, 2008).  The remaining $25,000 was to be used for audit and legal fees.

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   At June 30, 2008, the iAudio shares had not yet been delivered to the Company.  Accordingly, the net cash paid of $275,000 has been recognized as a share subscription receivable.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Six Months Ended June 30, 2008, and the

Period from August 15, 2003 (inception) through June 30, 2008

6.

Subsequent Events

On July 23, 2008, the Company received a total of $45,000 pursuant to share subscriptions for 150,000 shares of common stock at $0.30 per share.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50.  Two warrants are required to purchase one common share.  On August 12, 2008 a total of 1,335,000 shares were issued.

On August 1, 2008, the Company entered into an agreement to terminate the acquisition of iAudioCampus.com, Inc. (“iAudio”), a California company. Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and the Company to change its name.

On August 11, 2008, the Company entered into an agreement to acquire a mineral prospect in British Columbia, Canada for consideration of $10,000 cash, which was paid upon the agreement’s inception.

On August 11, 2008, the Board of Directors resolved to change the name of the Company to Lone Mountain Mines, Inc. to better reflect the new direction of the Company.

Item 2.  Management’s Plan of Operation.

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

The Company’s plan is to seek acquisition opportunities, investigate, and if such investigation warrants, acquire an interest in one or more business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation.

On April 23, 2008, the Company entered into an agreement to purchase all the outstanding shares of iAudioCampus.com, Inc. (“iAudio”), a California company, in consideration of $400,000 cash and 13,000,000 shares of the Company’s common stock.  A payment of $175,000 was made on the date of the agreement’s inception, and additional $100,000 payments were required to be made on May 22, 2008 and June 22, 2008 (extended to July 31, 2008).  The remaining $25,000 was to be used for audit and legal fees.

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.

On August 11, 2008, the Company acquired the Big Andy Mine for $10,000 in cash from Silver Mountain Mines.     The mine is located at 92K15W; (50 degrees46’ North Latitude, 124 degrees 47’ West Longitude); (NAD 27)  374237 E 5625175 N.

On August 11, 2008, the Board of Directors resolved to change the name of the Company to Lone Mountain Mines, Inc. to better reflect the new direction of the Company.

The Company believes it has sufficient capital with which to begin exploration of the mining property, Big Andy Mine. However, if it receives a report on the property that requires additional exploration or development, the Company most likely would need to seek debt or equity financing or obtain funding from third parties, in exchange for which the Company might be required to give up a substantial portion of its interest in the asset. There is no assurance that the Company will be able either to obtain additional financing or to interest third parties in providing funding for the further development of the mining prospect.

On July 9, 2007, the Company filed an amendment with the Secretary of State of Nevada, to change the authorized common stock of the Company to 75,000,000 shares.

On July 11, 2007, the Company entered into an agreement to purchase a Nevada based corporation, PC 9-1-1, Inc.  The purchase price was the issuance of 16,270,000 common shares; however, the purchase was not completed.

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

Subsequent to December 31, 2007, the acquisition was cancelled as delivery of the shares to be received were, in fact, not received so the shares issued by the Company were cancelled April 4, 2008.  The resignations of Directors Stone, Pickett and Liebscher were accepted by the Company leaving Kevin M. Murphy as sole remaining Director. On April 14, 2008, the Board of Directors was increased to two persons and Howard Bouch was asked to join the Board. Kevin Murphy was elected President and CEO and Howard Bouch was elected Secretary and CFO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

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

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

None

Item 1A.

Risk Factors

Not Applicable

Item.2.

Unregistered Sales of Equity Securities and use of Proceeds

During the quarter and pursuant to a private offering, the Company issued 1,185,000 shares of common stock at $0.30 per share, for cash proceeds of $351,500 (net of $4,000 in offering expenses).  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.  On July 23, 2008, an additional 150,000 shares were issued for $45,000, resulting in total shares issued of 1,335,000 for total net proceeds of $396,500.  Of the amount received, $275,000 was paid to iAudioCampus.com pursuant to the acquisition agreement that was subsequently terminated as discussed under Item 2. Plan of Operation above.  The remainder will be used for professional fees, mining expenses, and general and administrative expenses incurred in the normal course of business.

 Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

On April 25, 2008, a majority of the shareholders approved a resolution of the Board of Directors to change the Company’s name to iAudioCampus.com.  An Amendment to the Articles of Incorporation is attached hereto as Exhibit 3.1.

On August 13, 2008, a majority of the shareholders approved a resolution of the Board of Directors to change the Company’s name to Lone Mountain Mines, Inc.  An Amendment to the Articles of Incorporation is attached hereto as Exhibit 3.2.

Item 5.

Other Information.

The Company filed Articles of Amendment changing its name to PC 9-1-1, Inc. on December 28, 2007.

The Company filed Articles of Amendment changing its name to iAudiocampus.com, Inc. on April 25, 2008.

The Company filed Articles of Amendment changing its name to Lone Mountain Mines, Inc. on August 13, 2008.

Item 6.

Exhibits and Reports on Form 8K

April 25, 2008 – name change to iAudioCampus.com

August 13. 2008 – name change to Lone Mountain Mines

- Acquires Big Andy Mine

The following exhibits are filed herewith:

3.1

Articles of Amendment – iAudioCampus.com.

3.2

Articles of Amendment – Lone Mountain Mines, Inc.

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

Lone Mountain Mines, Inc.

 (formerly iAudiocampus.com, Inc.)

Date:

8/18/08

By: /s/ Kevin Murphy

President, CEO, and Director