Form 10-Q
period 2008-09-30
LONE MOUNTAIN MINES, INC.
filed 2008-11-19
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x]

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer

[  ]

Accelerated Filer

[  ]

Non-accelerated filer

[  ] (Do not check if a smaller reporting company)

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X] No [  ]

(APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: November 19, 2008:  Common Stock – 16,735,000

DOCUMENTS INCORPORATED BY REFERENCE

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

10

Item 5.   Other Information

11

Item 6.   Exhibits and Reports on Form 8 – K

11

Signatures

11

Certifications

12

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the period ended December 31, 2007 previously filed in a Form 10-KSB with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2008.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Unaudited Financial Statements

For the three and nine months ended September 30, 2008 and 2007, and the Period of August 15, 2003 (inception) through September 30, 2008

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

(A Development Stage Company)

Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS

Current assets
Cash	$30,013	$37
Prepaid expenses and deposits – related party (Note 2)	6,000	-
Total current assets	36,013	37

Fixed assets
Computer equipment	1,448	-
Less accumulated depreciation	(402)	-
Total fixed assets	1,046	-
Other assets
Investments (Note 5)	275,000	-
Mineral claims (Note 6)	10,000	-
Total other assets	285,000	-

Total assets	$322,059	$37

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$5,914	$6,085
Accrued expenses – related party (Note 2)	-	90,850
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	6,414	97,435

Stockholders' equity (deficit)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 and 12,250,000 shares issued and outstanding	16,735	12,250
Additional paid-in capital	503,255	(11,760)
Accumulated deficit	(204,345)	(97,888)

Total stockholders' equity (deficit)	315,645	(97,398)

Total liabilities and stockholders' equity (deficit)	$322,059	$37

See Accompanying Notes to Financial Statements.

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

 (A Development Stage Company)

Statements of Operations

(unaudited)

					Cumulative
	For the Three Months		For the Nine Months		from Inception,
	Ended September 30,		Ended September 30,		August 15, 2003,
	2008	2007	2008	2007	to September 30, 2008

Revenues	$ -	$ -	$ -	$ -	$ -

Expenses
Organizational costs	-	-	-	-	490
Professional fees	4,379	1,319	29,546	5,684	45,456
Management fees – related party	55,000	6,000	55,000	18,000	133,000
Other general and administrative	15,404	1,023	21,911	2,056	25,399
Net loss from operations	74,783	8,342	106,457	25,470	204,345

Net loss and deficit accumulated during development stage	$ (74,783)	$ (8,342)	$ (106,457)	$ (25,470)	$ (204,345)

Net loss per Share	$ 0.00	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average outstanding shares	15,873,967	12,250,000	14,287,974	12,250,000

See Accompanying Notes to Financial Statements.

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

 (A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception,
			August 15, 2003,
	For the Nine Months Ended		to
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities
Net loss and accumulated deficit	$(106,457)	$(25,740)	$(204,345)
Adjustments to reconcile net loss to net cash
used in operations:
Stock issued for services	45,000	-	45,000
Depreciation	402	-	402
Changes in operating assets and liabilities:
Increase in prepaid expenses and deposits – related party	(6,000)	-	(6,000)
Increase (decrease) in accounts payable	(171)	1,615	5,914
Increase (decrease) in accrued expenses – related party	(12,850)	24,099	78,000

Total cash flows used in operating activities	(80,076)	(26)	(81,029)

Cash flows from investing activities
Purchase of mineral claims	(10,000)	-	(10,000)
Purchase of investments	(275,000)	-	(275,000)
Purchase of fixed assets	(1,448)	-	(1,448)

Net cash flows used in investing activities	(286,448)	-	(286,448)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	396,500	-	396,990
Proceeds from notes payable – related party	-	-	500

Total cash flows provided by financing activities	396,500	-	397,490

Net change in cash	29,976	(26)	30,013
Beginning cash balance	37	87	-

Ending cash balance	$30,013	$61	$30,013

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$70	$-	$70
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of stock in satisfaction of related party payables	$78,000	-	$78,000

See Accompanying Notes to Financial Statements

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through September 30, 2008

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through September 30, 2008 of $204,345 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $72,000 were offset by the valuation allowance, which increased by approximately $37,000 and $9,000 during the nine months ended September 30, 2008 and 2007, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $30,013 and $37 in cash or cash equivalents at September 30, 2008 and December 31, 2007, respectively.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through September 30, 2008

1.  Organization and Summary of Significant Accounting Policies (Cont’d)

Mineral property costs

The Company has recently changed its business and has not yet realized any revenues from its planned operations.  In accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” and SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies,” costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisitions costs associated with mineral claims. Once proved reserves are located, such costs will be amortized using the units-of-production method over the estimated life of the proved reserves.   Until we locate proved reserves, the mineral rights will be examined for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Earnings Per Share

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per Share,” which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  The Company’s convertible debt (Note 2) and outstanding warrants related to stock issued on August 12, 2008 (Note 3) are potentially dilutive securities, but do not impact the computation of fully diluted EPS because their effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

Recently Issued Accounting Pronouncements

In May of 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises.”  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts.  This statement is effective for fiscal years beginning after December 15, 2008.  This statement has no effect on the Company’s financial reporting at this time.

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

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through September 30, 2008

1.  Organization and Summary of Significant Accounting Policies (Cont’d)

In March of 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, “Accounting for Derivatives and Hedging Activities.”  SFAS No. 161 has the same scope as Statement No. 133 but requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  SFAS No. 161 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through September 30, 2008

2.

Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2009.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share, the fair market value of which is negligible at September 30, 2008. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management has determined will approximate the actual current fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Accrued Expenses

One of the Company’s stockholders regularly incurs expenses in the Company’s behalf, and is subsequently reimbursed as cash flows allow.  At September 30, 2008, no amount was payable to the stockholder.

Management Agreement

The Company entered into a management agreement with a stockholder (the Stockholder) for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The stockholder acts as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000. On April 16, 2008, the $78,000 was paid to the stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share.

The Company renewed its management agreement with the Stockholder for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to the Stockholder upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) for total management fee expense of $55,000 during the quarter ended September 30, 2008.  Remaining payment terms require a $10,000 payment upon filing of a Form 10S4, and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  The Stockholder is also authorized to incur pre-approved expenses in the Company’s behalf up to $5,000.

Mineral Claims

On August 11, 2008, the Company entered into an agreement with a company affiliated with the Company’s sole Director (the Affiliate) to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada   for consideration of $10,000 cash, which amount has been paid.  The Company has not yet located proved reserves, but plans to explore the Property for gold and silver.  Once reserves are located and upon commencement of commercial production, the Company is to pay a royalty to the Affiliate equal to 1% of net smelter returns.

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements (unaudited)

For the Nine Months Ended September 30, 2008 and 2007, and the

Period from August 15, 2003 (inception) through September 30, 2008

2.

Related Party Transactions (Cont’d)

Other

The Company’s former President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company has paid $4,800 for the entire year of rent up front.  Rent expense for the nine months ended September 30, 2008 was $2,400.

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock at $0.30 per share pursuant to a private offering of units, for cash proceeds of $396,500 (net of $4,000 in offering expenses).  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.

On August 13, 2008, the Company issued 150,000 shares of common stock at $.30 per share pursuant to a management agreement with a stockholder (Note 2).

Lone Mountain Mines, Inc.

(fka iAudioCampus.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Nine Months Ended September 30, 2008, and the

Period from August 15, 2003 (inception) through September 30, 2008

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and the changing of the Company’s name.   The net cash investment of $275,000 on the balance sheet represents the Company’s ownership of the 1,000,000 iAudio shares, the certificates for which had not yet been delivered to the Company at September 30, 2008.

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced into a private placement in iAudio of 1,000,000 shares, and the changing of the Company’s name.

On August 11, 2008, the Company acquired the Big Andy Mine for $10,000 in cash from Silver Mountain Mines, a company affiliated with Kevin Murphy (the Company’s sole Director).     The mine is located at 92K15W; (50 degrees46’ North Latitude, 124 degrees 47’ West Longitude); (NAD 27) 374237 E 5625175 N.

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

Subsequent to December 31, 2007, the acquisition was cancelled as the shares to be received were, in fact, not received, so the shares issued by the Company were cancelled April 4, 2008.  The resignations of Directors Stone, Pickett and Liebscher were accepted by the Company leaving Kevin M. Murphy as sole remaining Director. On April 14, 2008, the Board of Directors was increased to two persons and Howard Bouch was asked to join the Board. Kevin Murphy was elected President and CEO and Howard Bouch was elected Secretary and CFO.

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

Risk Factors

Not Applicable

Item.2.

Unregistered Sales of Equity Securities and use of Proceeds

On August 12, 2008, 1,335,000 shares were issued pursuant to a private unit offering at $0.30 for total net proceeds of $396,500.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.  Of the amount received, $275,000 was paid to iAudioCampus.com pursuant to the acquisition agreement that was subsequently terminated as discussed under Item 2. Plan of Operation above.  The remainder will be used for professional fees, mining expenses, and general and administrative expenses incurred in the normal course of business.

 Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

On April 25, 2008, a majority of the shareholders approved a resolution of the Board of Directors to change the Company’s name to iAudioCampus.com.  An Amendment to the Articles of Incorporation was attached as Exhibit 3.1 to Form 10Q June 30, 2008.

On August 13, 2008, a majority of the shareholders approved a resolution of the Board of Directors to change the Company’s name to Lone Mountain Mines, Inc.  An Amendment to the Articles of Incorporation was attached as Exhibit 3.2 to Form 10Q June 30, 2008.

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

11/19/08

By: /s/ Kevin Murphy

President, CEO, and Director

15