Form 10-Q/A
period 2008-06-30
LONE MOUNTAIN MINES, INC.
filed 2008-12-30
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10Q to the Quarterly Report for the quarter ended June 30, 2008, of the Registrant which was filed with the Securities Exchange Commission on August 19, 2008, (the “Original Filing”) is being filed to amend the signature section of the Original Filing.

As a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date this Amendment No. 1 on Form 10Q.

Except for the Amendment described above, this Form 1-Q does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated herein by reference.

Item 6.

Exhibits

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

Lone Mountain Mines, Inc.

 (formerly iAudiocampus.com, Inc.)

Date:

8/18/08

By: /s/ Kevin Murphy

Kevin Murphy, President, CEO, and Director

By:  /s/ Howard Bouch

Howard Bouch, Secretary, CFO, Director

2