Form 10-Q/A
period 2008-09-30
LONE MOUNTAIN MINES, INC.
filed 2008-12-30
CIK 1269879

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10Q to the Quarterly Report for the quarter ended September 30, 2008, of the Registrant which was filed with the Securities Exchange Commission on November 19, 2008, (the “Original Filing”) is being filed to amend the signature section of the Original Filing.

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

By:  /s/ Howard Bouch

Howard Bouch, CFO, Secretary, Director

4