Form 10-K
period 2008-12-31
LONE MOUNTAIN MINES, INC.
filed 2009-04-24
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File No.  001-32032

Lone Mountain Mines Inc.

 (Name of registrant as specified in its charter)

                    Nevada                                                26-3240819

(State or other jurisdiction of

    (I.R.S. Employer Identification No.)

incorporation or organization)

                      1174 Manito Dr NW, PO Box 363, Fox Island, WA

                         98333

                           (Address of principal executive offices)

                                  (Zip Code)

Registrant’s telephone number:  (253) 549-4336

Securities registered under Section 12(b) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    [  ]  Yes  [X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ]  Yes  [X]

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 or-K or any amendment to this Form 10K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerate filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]

Accelerated Filer [  ]

Non-Accelerated Filer [  ]

Smaller reporting company [X]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [X] Yes [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Issuer’s common stock was not publicly traded during the year ended December 31, 2008.

Number of shares of Common Stock, $0.001 par value per share, of the issuer outstanding as of April 14, 2009: 16,735,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

                                                                                         -----          -----

EXHIBIT INDEX IS ON PAGE 21

Lone Mountain Mines, Inc.

TABLE OF CONTENTS

PART I.

4

ITEM 1.  BUSINESS.

4

ITEM 1A.  RISK FACTORS

13

ITEM 2. PROPERTIES

18

ITEM 3. LEGAL PROCEEDINGS

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

PART II.

19

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.  19

ITEM 6.  SELECTED FINANCIAL DATA

21

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  21

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  25

ITEM 9A.  CONTROLS AND PROCEDURES

25

ITEM 9B.  OTHER INFORMATION

26

PART III

26

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

26

ITEM 11.  EXECUTIVE COMPENSATION

27

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.  28

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.  30

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

31

PART IV

32

ITEM 15. EXHIBITS

32

SIGNATURES

34

PART I.

ITEM 1.  BUSINESS.

(a) Business Development.

Lone Mountain Mines, Inc. (“Lone Mountain” or the "Company") (formerly Wannigan Ventures, Inc.) is a Nevada corporation formed on August 15, 2003. Its principal place of business is located at 1174 Manitou Dr., NW, Fox Island, WA 98333. The Company was organized to engage in any lawful corporate business. We are a mineral exploration company exploring for polymetallics, that is, precious and base metal targets. Please see “Description of Business” located elsewhere in this Annual Report for a complete description of our business.

We maintain mailing and executive offices located at 1174 Manitou Dr. NW, PO BOX 363, Fox Island, Washington, 98333, and our telephone number is (253) 549-4336

Our registered office in Nevada is located at 7230 Indian Creek Lane, Ste 201, Las Vegas, Nevada 89149.

We are an exploration stage mineral exploration company. We seek to explore our mineral interests in the Big Andy Property located in British Columbia, Canada.  We will be exploring the Big Andy claim in phases. Our first proposed work program is set out in detail under the Plan of Operation section.

There is no assurance that a commercially viable mineral deposit exists on our property. Extensive exploration will be required before we can make a final evaluation as to the economic and legal feasibility of any potential deposit.

(b) Business of Issuer.

Definition of Mining Terms

Amortization - The gradual and systematic writing off of a balance in an account over an appropriate period.

Amphibolite - A gneiss or schist largely made up of amphibole and plagioclase minerals.

Anomaly - Any departure from the norm which may indicate the presence of mineralization in the underlying bedrock.

Assay - A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Assessment work - The amount of work, specified by mining law, that must be performed each year in order to retain legal control of mining claims.

Base metal - Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.).

Bedding - The arrangement of sedimentary rocks in layers.

Biotite - A platy magnesium-iron mica, common in igneous rocks.

Chalcopyrite - A sulphide mineral of copper and iron; the most important ore mineral of copper.

Chip sample - A method of sampling a rock exposure whereby a regular series of small chips of rock is broken off along a line across the face.

Claim - A portion of land held either by a prospector or a mining company. In Canada, the common size is 1,320 ft. (about 400 m) square, or 40 acres (about 16 ha).

Clay - A fine-grained material composed of hydrous aluminum silicates.

Cleavage - The tendency of a mineral to split along crystallographic planes.

Contact - A geological term used to describe the line or plane along which two different rock formations meet.

Contact metamorphism - Metamorphism of country rocks adjacent to an intrusion, caused by heat from the intrusion.

Country rock - Loosely used to describe the general mass of rock adjacent to an orebody. Also known as the host rock.

Crosscut - A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

Development - Underground work carried out for the purpose of opening up a mineral deposit. Includes shaft sinking, crosscutting, drifting and raising.

Diorite - An intrusive igneous rock composed chiefly of sodic plagioclase, hornblende, biotite or pyroxene.

Drift - A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

Exploration - Prospecting, sampling, mapping, diamond drilling and other work involved in searching for ore.

Face - The end of a drift, crosscut or stope in which work is taking place.

Felsic - Term used to describe light-colored rocks containing feldspar, feldspathoids and silica.

Fracture - A break in the rock, the opening of which allows mineral-bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Geochemistry - The study of the chemical properties of rocks.

Geology - The science concerned with the study of the rocks which compose the Earth.

Gneiss - A layered or banded crystalline metamorphic rock, the grains of which are aligned or elongated into a roughly parallel arrangement.

Greenstone belt - An area underlain by metamorphosed volcanic and sedimentary rocks, usually in a continental shield.

Host rock - The rock surrounding an ore deposit.

Igneous rocks - Rocks formed by the solidification of molten material from far below the earth's surface.

Intrusive - A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lava - A general name for the molten rock ejected by volcanoes.

Lens - Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

Limestone - A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

Lode - A mineral deposit in solid rock.

Mafic - Igneous rocks composed mostly of dark, iron- and magnesium-rich minerals.

Magma - The molten material deep in the Earth from which rocks are formed.

Magnetic survey - A geophysical survey that measures the intensity of the Earth's magnetic field.

Metamorphic rocks - Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

Metamorphism - The process by which the form or structure of rocks is changed by heat and pressure.

Mineral - A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Net smelter return - A share of the net revenues generated from the sale of metal produced by a mine.

Option - An agreement to purchase a property reached between the property vendor and some other party who wishes to explore the property further.

Ore - A mixture of ore minerals and gangue from which at least one of the metals can be extracted at a profit.

Orebody - A natural concentration of valuable material that can be extracted and sold at a profit.

Outcrop - An exposure of rock or mineral deposit that can be seen on surface, that is, not covered by soil or water.

Plug - A common name for a small offshoot from a large body of molten rock.

Plutonic - Refers to rocks of igneous origin that have come from great depth.

Pyrite - A yellow iron sulphide mineral, normally of little value. It is sometimes referred to as "fool's gold".

Pyrrhotite - A bronze-colored, magnetic iron sulphide mineral.

Quartz - Common rock-forming mineral consisting of silicon and oxygen.

Quartzite - A metamorphic rock formed by the transformation of a sandstone by heat and pressure.

Reclamation - The restoration of a site after mining or exploration activity is completed.

Resource - The calculated amount of material in a mineral deposit, based on limited drill information.

Rock - Any natural combination of minerals; part of the earth's crust.

Royalty - An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

Sample - A small portion of rock or a mineral deposit taken so that the metal content can be determined by assaying.

Sampling - Selecting a fractional but representative part of a mineral deposit for analysis.

Sandstone - A sedimentary rock consisting of grains of sand cemented together.

Schist - A foliated metamorphic rock the grains of which have a roughly parallel arrangement; generally developed by shearing.

Sedimentary rocks - Secondary rocks formed from material derived from other rocks and laid down under water. Examples are limestone, shale and sandstone.

Shaft - A vertical or inclined excavation in rock for the purpose of providing access to an orebody. Usually equipped with a hoist at the top, which lowers and raises a conveyance for handling workers and materials.

Shale - Sedimentary rock formed by the consolidation of mud or silt.

Shear or shearing - The deformation of rocks by lateral movement along innumerable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Shear zone - A zone in which shearing has occurred on a large scale.

Silica - Silicon dioxide. Quartz is a common example.

Siliceous - A rock containing an abundance of quartz.

Sill - An intrusive sheet of igneous rock of roughly uniform thickness that has been forced between the bedding planes of existing rock.

Silt - Muddy deposits of fine sediment usually found on the bottoms of lakes.

Spot price - Current delivery price of a commodity traded in the spot market.

Stope - An excavation in a mine from which ore is, or has been, extracted.

Strike - The direction, or bearing from true north, of a vein or rock formation measure on a horizontal surface.

Sulphide - A compound of sulphur and some other element.

Trench - A long, narrow excavation dug through overburden, or blasted out of rock, to expose a vein or ore structure.

Tuff - Rock composed of fine volcanic ash.

Vein - A fissure, fault or crack in a rock filled by minerals that have travelled upwards from some deep source.

Volcanic rocks - Igneous rocks formed from magma that has flowed out or has been violently ejected from a volcano.

Zone - An area of distinct mineralization.

Description of Properties

Mining Properties

The Big Andy Property represents a polymetallic precious and base metal exploration target where mineralization is hosted within a series of sulphide lenses hosted within structurally complex rocks of the Gambier Group. The Big Andy showing has been described as a stratabound zone of chalcopyrite, sphalerite, pyrrhotite, and pyrite enclosed within sediments. The property is located on the British Columbia mainland, approximately 105 km north-northeast of Campbell River, in coastal, British Columbia and consists of 1 cell claim totaling 163.442 hectares.

The Big Andy property area was first worked in the 1960's by Rio Tinto Canadian Exploration Limited. Regionally, the Britannia copper-zinc deposit, 180 km southeast, is the nearest producer which produced 49,890,500 tons of ore grading 1.3% Cu, 1.0% Zn, 6 g/t Ag and 0.8 g/t Au (Smith & Maheux, 1992). Later work, in the early 1990's, identified notable mineralization within the Big Andy. Such work included mapping/sampling, geochemical, geophysical, petrographic and trenching.

Mineralization at the Big Andy showing is described as a stratabound zone of chalcopyrite, sphalerite, pyrrhotite and pyrite enclosed within structurally complex sediments of the Gambier Group (Smith & Maheux, 1992).

Additional work is warranted on the property and a small initial program is recommended to confirm and expand the known mineralization at the Big Andy showing by the emplacement of a detailed geochemical grid which will expand the previous soil sampling grid.

Accessibility and Physiography

The Big Andy property is located on Bute Inlet, on the mainland, approximately 105 kilometers north-northeast of Campbell River, on east central Vancouver Island, British Columbia. The property lies within the Vancouver Mining Division (Figure 1) along the Coast Range Mountains. The property consists of 1 cell claim totaling 163.442 hectares.

Access to Bute Inlet is by boat, float plane or helicopter where access to the property is obtained.

The Property is located within the Vancouver Mining Division within map sheet 92K/15. The property is centered at 50°52' North Latitude, 124°45' West Longitude and 374237 Easting, 5625175 Northing (NAD 27).

The city of Vancouver is the closest major centre, located 250 km southeast. Between Campbell River and Vancouver all essential services to conduct mineral exploration are provided.

History

Topography, Vegetation, and Physiography

The Big Andy property area is located within the Coastal Mountain Ranges of  Southwestern British Columbia. Elevations range from 950 m to 1,800 m above sea level. Topography is steep and rugged, typical of the Coast Mountains.

Vegetation consists of fir, cedar, spruce, and balsam. Birch, poplar, and alder are common with sporadic, thick, low-level bush cover consisting of assorted berry and thorn bushes (generally below 1,000 m).

Climate in the area is moderate seasonal climate as seen on the coast though the high elevation results in permanent glaciers above 2,000 in. Bedrock is reported to average around 20%.

Claim Status

The Big Andy property consists of 1 cell claim totaling 163.442 hectares. The claim was staked on June 24, 2005 by David Heyman on behalf of Silver Mountain Mines. The Big Andy claims were transferred to Lone Mountain Mines, Inc. by virtue of a Purchase Agreement executed in

August 11, 2008, between the Company and Silver Mountain Mines.

The claim block is shown on Figure 2. Table I lists relevant information for the claim. Complete title opinions and individual option agreements are beyond the scope of this report. Detailed information on these matters can be obtained from the Company or its solicitors.

Table 1: Claim Status

Tenure Number	Name	Recording Date	Due date	Recorded Holder	Mining Division	Number of Hectares
515259	Big Andy	June 24, 2004	June 24, 2009	Kenneth Liebscher	Vancouver	163.442

Property History

The Property History as described by Smith & Maheux, 1992 is as follows:

"The earliest recorded mineral exploration in the upper Bute Inlet area was in 1967 by Rio Tinto Canadian Exploration Limited. The company explored a ponphyny-style copper target northeast of the confluence of the Bishop and Southgate Rivers, 30 km northeast of the current Bute Inlet Property (B. C. Min. Mines Annual Report, 1967). The results of their work are not currently available. Swiss Aluminum Mining Co. of Canada Ltd. explored the same area in 1971 (Morgan, 1971). Low grade copper mineralization related to a granitoid plug was outlined over an area of 1.5 by 2 kin. Claims covering this area have lapsed.

Hecla Operating Company explored the Big Andy Zone, a stratiform polymetallic target, on the east side of Bute Inlet in 1973 (B. C. Min. Mines,1973). Their 1973 work program consisted of geological mapping and trenching. No record of assessment filing is available and the claims were allowed to lapse.

The Nora, Lost Creek, Andy, and Beaut mineral claims were staked in February, March and July 1990. These claims covered ground considered to have potential to host polyrnetallic massive sulfide mineralization and precious metal-bearing lode deposits.”

From 1990 to 1992 Galleon Mining Limited conducted 2 separate exploration programs. The first carried out in 1990, included prospecting, geological mapping, soil, stream sediment and rock geochemistry and trenching. Individual chip samples returned up to 7.4% copper, 0.9% zinc, 0.09% lead, 122 ppm silver, and 1,832 ppb gold across 0.2 meters.

During the 1991 exploration season, Galleon Mining Limited established a grid and conducted prospecting, geological mapping, soil, stream sediment, and rock geochemistry, magnetic and VLF-EM geophysical surveying, and trenching. In total since 1990, five trenches were dug. The 1991 trenching highlights include notable copper, zinc, gold and silver values with one chip sample over 0.62 in returning 5.295% copper, 1.61% zinc, 0.025 oz/t gold and 2.34 oz/t silver.

Regional Geology

The Regional Geology as described by Smith & Maheux, 1992 is as follows:

"The regional geology of the Bute Inlet (Big Andy property) area has been described by Roddick and Woodsworth. The Bute Inlet Property (Big Andy property) is within the Coast Plutonic complex, the crustal welt or join between two large, composite tectonostratigraphic terranes: the Intermontane Belt to the east and the Insular Belt to the west. The Coast Plutonic Complex incorporates large crustal blocks of overlap assemblages that include the Gambier Group and undifferentiated Cretaceous and Tertiary assemblages (Wheeler et al., 1989).

The geology of the northern Bute Inlet area is underlain for the most part by granitoid rocks of primarily upper Mesozoic age. The granitoid rocks enclose large roof pendants of variably metamorphosed Paleozoic to Mesozoic sedimentary and volcanic strata.

Lithologies within the pendants include phyllite, amphibolite, gneiss, schist, quartzite, limestone and greenstone. The regional structural trend is northwesterly. The Bute Inlet Property covers a pendant approximately four km across.”

Property Geology

Tire property geology is more complex than regional mapping implies. The oldest rocks

The belts of metasedimentary and nretavolcanic rocks also include Paleozoic to Cretaceous lithologies. These, in part, have been assigned to the lower Cretaceous Gambier Group based on their similarities to Gambier Group rocks mapped elsewhere (Roddick and Woodsworth, 1977). The rocks assigned include a variety of lithologies that are discussed in the next section.

Various intrusive rocks outcrop on the northern and southern boundaries of the property. They include quartz, diorite and granodiorite, in order of abundance. Intrusive contacts closely coincide with the regional northwestward structural trend.

Andesitic dike swarms crosscut all other lithologies on the property. Their attitude closely follows the regional northwest trend, and may be related to late-stage Coast Plutonic Complex magmatism.

Gambier Group Lithologies

Gambier Group lithologies are the most abundant rock type on the southern claim block. A simplified stratigraphy for these roof pendant rocks was determined through 1:2000 scale mapping of the 1991 grid area.

The southern-most portion of the map area is underlain by a thick series of rhyolitic to dacitic volcanic rocks. Thinly laminated (0.5 to 5.0 cm), buff to off-white, strata typify this unit. The rock contains no penetrative fabric but locally the laminations are strongly contorted. The rocks characteristically include 0-2% fine-grained disseminated pyrite. Isolated outcrops of hornblende schist were mapped within the volcanics. The schist is composed of equal amounts of quartz-rich and mafic-rich layers. Hornblende phenocrysts (up to 2 cm) are rare but locally total 5 to 15%. The rock is strongly foliated with a well-developed cleavage.

Structurally overlying the volcanic package is a sequence of mixed phyllite, argillite and minor andesite. Phyllite is the dominant rock type in the eastern portion of the pendant. The phyllite is grey to black, well foliated and often displays a weak crenulations cleavage. Near the Big Andy mineral showing the rock is variably sheared and clay-altered. Rare, discrete centimeter-scale carbonate wisps parallel the foliation. Minor changes in composition, and subsequent differential weathering, within the phyllite has resulted in irregular ridges. The argillite member of the sequence is light grey to green, soft, and very fine-grained. Fracture surfaces may be lustrous or coated with clay and sericite. Locally the argillite has a well-developed crenulation cleavage. The andesite is dark, fine-grained and massive. Rare plagioclase phenocrysts locally mark the edges of individual volcanic beds.

The above mixed sequence passes to homogeneous unit of intermediate volcaniclastic and flow rocks. The volcanic unit varies in thickness from 100 in to 300 m. Bedding parallel and esite flows or sills comprise up to 30% of the total stratigraphic section to the west, decreasing to the east where they account for less than 5%. Phyllite structurally overlies the intermediate volcanic rocks. Interbedded within this phyllite package is a distinctive stratum of fragmental tuff with an apparent thickness of 75 in. The tuffaceous horizon is exposed over a strike length of 1,000 in. from 5000EI500ON to 6000E/5100N. This horizon may be of some use as a marker horizon for future mapping. The tuff is composed of a sequence of felsic fragmental volcanic beds grading from millimeter to 50 cnt thicknesses. The unit is light grey to off-white, and composed of 50-75% felsic fragments up to two centimeters in diameter. The fine grained sediments are varicolored and thinly bedded with centimeter-scale laminations. In places the development of a weak cleavage was noted. The shale is locally silicified.

Overlying the phyllite are intermediate to felsic tuffaceous rocks that are light grey to green, equigranular, and fine-grained. They are often massive and Wray display a rare, poorly developed cleavage. Very rare plagioclase phenocrysts were noted. The volcaniclastic rocks have been subjected to contact metamorphism associated with the emplacement of the plutonic rocks to the north. Near the contact with diorite the tuffaceous rocks cannot be differentiated from metamorphosed phyllite.

Geological mapping beyond the grid area has not been detailed enough to reveal a discernable stratigraphy. The area east of the grid is dominated by phyllite, chlorite schist, siltstone, andesite, and minor felsic volcanic unit. The felsic unit, subsequently identified as a dacite flow or tuff, is light colored, fine-grained and highly siliceous. The rock is usually massive but pray exhibit a weak foliation. Rocks to the west of the grid are dominantly chlorite-biotite schist with lesser amounts of chlorite-biotite-hornblende schist and biotite-garnet schist. The rocks are often thinly laminated with micaceous layers store abundant than quartz-rich layers and may display a well-developed cleavage.

The Gambier Group also includes small, discontinuous limestone beds that outcrop in several locations on the grid. The limestone beds range in thickness front 10 cis to one meter and are interbedded with the clastic nietasedimentmy rocks. The limestone is fine-grained, grey-brown to white and is locally silicified with 1-5% pyrite as isolated blebs.

Facilities

We maintain executive and administrative offices located at 1174 Manitou Drive, Fox Island Washington. We receive free use of this facility from an affiliated party. It has approximately 300 square feet of office space consisting of a conference room, a hospitality area, and a bathroom. Management believes that this facility is adequate for us for at least the next 12 months.

Our principal Nevada executive offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas NV 89149 and our phone number is 253-549-4336.

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk. You should carefully consider the following information about those risks, together with the other information contained in this Annual Report and any other filings we make with the SEC before you decide whether to buy any Shares. Should any one or more of these risks actually materialize, the results of our operations and our financial condition would likely suffer. In that event, the market price of our common stock could decline, and you could lose part or all of your investment. We have incurred losses from inception and may never generate profits.

We cannot guarantee that an active trading market will develop for our common stock.

There is currently no public market for our common stock and there can be no assurance that a regular trading market for our common stock will ever develop or that, if developed, it will be sustained. Therefore, purchasers of our common stock should have a long-term investment intent and should recognize that it may be difficult to sell the Shares.

We lack operating revenue which may cause our business to fail.

Since the Company's principal activities to date have been primarily limited to organizational activities, and acquiring a property with potential for developing a drilling program, Lone Mountain Mines, Inc. has earned no revenues. Consequently, there is limited operating history upon which to base an assumption that the Company will be able to achieve its business plans, which could cause a Prospective Investor to lose his or her entire investment. The Company has a net loss and deficit accumulated during this development stage through December 31, 2008 of $230,002.

We are reliant on our two Officers and Directors.

Our Chief Executive Officer and President, Mr. Kevin Murphy, and CFO and Secretary, Mr. Howard Bouch, currently make all the final decisions regarding the acquisition, development and exploration of properties in which the Company will invest. In particular, they make the decisions regarding: (i) whether to purchase a certain property; (ii) who would be retained to do a geological survey to ascertain the property’s viability; and (iii) whether a property should be designated as a property in which to expend exploration dollars.

The Company is wholly dependent, at the present, upon the personal efforts and abilities of Mr. Murphy and Mr. Bouch, who will exercise control over the day to day affairs of the Company, but are engaged in other activities, and devote limited time to the Company’s activities.  This situation will continue until the Company’s business warrants and the Company is able to afford an expanded staff. There can be no assurance given that the volume of business necessary to employ all essential personnel on a full-time basis will be obtained nor that the Company’s proposed operations will prove to be profitable. The Company will continue to be highly dependent on the continued services of its executive officers, and a limited number of other senior management and technical personnel. Loss of the services of one or more of these individuals could have a material adverse effect on the Company’s operations. As Mr. Murphy and Mr. Bouch are involved in other business opportunities, they may face a conflict in selecting between Lone Mountain Mines, Inc. and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mr. Murphy and/or Mr. Bouch to other pursuits without sufficient warning, we may, consequently, go out of business.

We are still a development stage company and there is no guarantee that we will be successful in implementing our business plan.

Lone Mountain Mines, Inc. was incorporated on August 15, 2003. The Company operates on a December 31 fiscal year. Currently, the Company has no employees and is being operated by its two Directors, Mr. Kevin Murphy and Mr. Howard Bouch.  The Company is in its initial stages of development with no income.

We have only limited management personnel and we are still engaged in structuring our management and our proposed operations. We have a limited operating history that can be evaluated by Prospective Investors.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the lack of significant operating history. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including our ability to successfully find and bring to a feasibility study status, costs and general economic conditions such as the spot price of the minerals found. There can be no assurance that we will achieve our projected goals or accomplish our business plans; and such failure could have a material adverse effect on us and the value and price of our securities.

Our officers have limited experience in our industry and we may be forced to rely on consultants.

Mr. Murphy has limited experience in exploration of mineral deposits. Mr. Bouch has extensive experience in the field, however the Directors may, from time to time, retain consultants experienced in the mining industry to assist them in: (i) determining which properties to purchase; (ii) obtaining the geological expertise to make decisions on whether or not to proceed with the development of the properties; and (iii) determining whether the property should be brought to the point of preparing for a feasibility study to determine if the property can be put into production. The loss of Mr. Murphy or Mr. Bouch would have adverse effects on the continued operational viability of the Company.

We may need to obtain additional financing.

At December 31, 2008, the Company had working capital of $4,183.  The Company estimates that it will require approximately $250,000 to fully implement its current business plan.  We expect to incur numerous expenses in our efforts to develop an exploration program that will include a drilling program. First, we expect to incur costs associated with further studies of the property undertaken by a geologist and a field assistant including their travel and camp costs; second, we plan to prepare samples and have them sent to a laboratory for analysis. We also expect to incur costs of data compilation and the digitizing of those findings.

Unless the Company generates sufficient income from its operations, it will be required to seek additional sources of financing which may include raising additional capital from the sales of Company securities and/or entering into debt-financing arrangements.

There is no guarantee that we will be able to secure such additional financing, if required, or that any financing available will be on terms acceptable to us.  Any additional offerings of our stock will dilute the holdings of our then-current stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding. At the present time, we do not intend to obtain any debt financing from a lending institution. If necessary, Mr. Murphy or other stockholders may agree to loan funds to the Company, although there are no formal agreements with Mr. Murphy, or any other stockholder, to do so.

If we are required to obtain debt financing, we will need to divert funds to make payments of interest and/or principal owed on the debt. Debt financing could subject our operations to restrictions imposed by the lender, hindering our ability to operate in the manner best determined by our management and/or Board of Directors, with the potential that such restrictions could impede or prevent our growth and/or negatively impact our revenue available for operations.

We may be unable to grow our business at an acceptable pace, or may not be able to effectively manage any actual growth.

We may not be able to adequately finance the complete implementation of our business plan.  We may not be able to locate any commercially feasible amounts of minerals.  Even if such amounts of minerals are located we may not be able to extract sufficient amounts of minerals.  Furthermore, we may not be able to generate sufficient revenues from any minerals we are successful in extracting.  Our inability to accomplish any of our goals, as set forth in our business plan, may have a negative effect on our ability to adequately grow our business, which would in turn likely have a negative effect on the ability of any Prospective Investor to realize any financial benefit from their investment in the Company.

If we are unable to effectively manage our anticipated growth, our business, financial results, and financial condition will be materially and adversely affected.  Our inability to effectively manage our future growth will have a material adverse effect on us. We anticipate that we will proceed with the development of a drilling program on the Company’s sole property, the Big Andy Mine. This will place a strain on our managerial, operational, and financial resources. We will initially use outside consultants and specialists to provide geological studies, legal counsel and preliminary accounting until such persons are required on a full-time or ongoing basis. Our future employment of personnel is dependent on the number of properties we obtain. There can be no assurance that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations.

We may be subject to government laws and regulations particular to our operations with which we may be unable to comply.

We may not be able to comply with all current and future government regulations which are applicable to our business.  Our business operations are subject to all government regulations normally incident to conducting business (e.g., occupational safety and health acts, workmen's compensation statutes, unemployment insurance legislation, income tax and social security laws and regulations, environmental laws and regulations, consumer safety laws and regulations, etc.) as well as to governmental laws and regulations applicable to small public companies and their capital formation efforts. In addition, we are subject to laws and regulations regarding the development of mineral properties in the Province of British Columbia, Canada. Although we will make every effort to comply with applicable laws and regulations, we can provide no assurance of our ability to do so, nor can we predict the effect of those regulations on our proposed business activities. Our failure to comply with material regulatory requirements would likely have an adverse effect on our ability to conduct our business and could result in our cessation of active business operations.

We may be subject to environmental laws and regulations particular to our operations with which we are unable to comply.

The Company is engaged in mineral exploration and development and is accordingly exposed to environmental risks associated with mineral exploration activity. The Company is currently in the initial exploration stages on its property interests and has not determined whether significant site reclamation costs will be required. The Company would only record liabilities for site reclamation when reasonably determinable and when such costs can be reliably quantified.  Compliance with environmental regulations will likely be expensive and burdensome on the Company.  The expenditure of substantial sums on environmental matters will have a materially negative effect on our ability to implement our business plan and grow our business.

The Exploration and Mining Industry is highly competitive, and we are at a disadvantage since many of our competitors are better funded.

Discovering and developing a mineral prospect is highly speculative. There are many companies already established in this industry that are better financed and/or have closer working relationships with productive mining companies, which places our firm at a competitive disadvantage. The goal of the Company will be to develop the Big Andy property to the point where more established large mining companies will enter into an agreement with us to move the property into production. We have not entered into any agreements with any third parties to produce any minerals from our property, nor have we identified any potential partners in that regard.  There are no guarantees we will ever identify suitable partners to assist us in developing production grade minerals from our property or that we will be able to enter into contracts with any such partners.  If we are unable to identify and/or partner with any third parties to assist us in developing production grade minerals we will likely be unsuccessful in producing any such minerals which would likely have a materially adverse effect on our ability to generate revenues.  The inability to generate sufficient revenues could cause us to cease active business operations.

Other risks relating to the common stock

Most of our outstanding shares will be free trading and, if sold in large quantities, may adversely affect the market price for our common stock.

4,958,256 of the 16,735,000 shares of common stock issued and outstanding as of April 14, 2009 are held by affiliates of the Company and are eligible for resale under Rule 144, promulgated under the Act. See page 35 for additional information on Rule 144.  The possible resale of those shares at any time may have an adverse effect on the market price for our common stock.

The Board of Directors could issue stock to prevent a takeover by an acquirer or stockholder group.

The Company's authorized but unissued capital stock consists of 58,265,000 shares of common stock. There are no shares of preferred stock issued or authorized. One effect of the existence of authorized but unissued capital stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest, or otherwise, and thereby to protect the continuity of the Company's management. If, in the due exercise of its fiduciary obligations, for example, the Board of Directors were to determine that a takeover proposal was not in the Company's best interest, such shares could be issued by the Board of Directors without stockholder approval in one or more private placements or other transactions that might prevent, or render more difficult or costly, completion of the takeover transaction by diluting the voting or other rights of the proposed acquirer or insurgent stockholder or stockholder group, by creating a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise. The Company does not contemplate any additional issuances of common stock for this purpose at this time.  However, if such “super-voting” stock were to be issued, it could have a materially adverse effect on the aggregate voting power of the then-existing stockholders of the Company.

We could offer warrants, options and debentures and dilute holdings of Investors

As of December 31, 2008 there are 667,500 outstanding warrants exercisable at a price of $0.50 per share for two years.  There are no outstanding options to purchase common stock of the Company. Should the Company choose to offer incentive options to its key employees, the existence of these options may hinder our future equity offerings, and the exercise of these options would further dilute the interests of all of our then-existing stockholders. Future resale of the shares of common stock issuable on the exercise of warrants and/or options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and/or options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Additional shares of common stock may be issued without stockholder approval.

Lone Mountain Mines, Inc. has authorized capital of 75,000,000 shares of common stock, par value $0.001 per share, and no shares of preferred stock. As of December 31, 2008, there were 16,735,000 shares of common stock issued and outstanding. Our Board of Directors has authority, without action or vote of our stockholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our then existing stockholders and may dilute the book value of the common stock.

The Company does not expect to be able to pay dividends in the near future.

To date, we have not paid, nor do we plan to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Prospective Investors will likely need to rely on an increase in the price of Lone Mountain Mines, Inc. stock to profit from his or her investment. There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.  If Prospective Investors purchase Shares, they must be prepared to be unable to liquidate their investment and/or lose their entire investment.

Going concern considerations.

The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unanticipated costs and expenses or the inability to generate revenues could require additional financing, which would be sought through bank borrowings, equity or debt financing, or asset sales. The fact that there are going concern considerations may make raising additional funds or obtaining loans more difficult. To the extent financing is not available, the Company may not be able to, or may be delayed in, implementing its business plan, developing its property and/or meeting its obligations. This could result in the entire loss of any investment in the Shares. The Company will continue to evaluate its projected expenditures relative to its available cash and to evaluate additional means of financing in order to satisfy its working capital and other cash requirements. Details regarding these concerns are included in the notes to the audited Financial Statements included in this filing.

Management's plan to mitigate the threat to the continuation of the business will be to attempt to secure additional equity financing, secure bank or private lines of credit, or secure joint venture partners.  The Company has not yet evaluated its options in these regards nor has it identified any potential sources of financing or possible partnerships to develop its property.

ITEM 2. PROPERTIES

Mining Properties

The Big Andy Property represents a polymetallic precious and base metal exploration target where mineralization is hosted within a series of sulphide lenses hosted within structurally complex rocks of the Gambier Group. The Big Andy showing has been described as a stratabound zone of chalcopyrite, sphalerite, pyrrhotite, and pyrite enclosed within sediments. The property is located on the British Columbia mainland, approximately 105 km north-northeast of Campbell River, in coastal, British Columbia and consists of 1 cell claim totaling 163.442 hectares.

Executive Offices

We maintain executive and administrative offices located at 1174 Manitou Drive, Fox Island Washington. We receive free use of this facility from an affiliated party. It has approximately 300 square feet of office space consisting of a conference room, a hospitality area, and a bathroom. Management believes that this facility is adequate for us for at least the next 12 months.

Our principal Nevada executive offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas NV 89149 and our phone number is 253-549-4336.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Lone Mountain Mines Inc has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

There is presently no public market for our common stock.  We are currently applying for quotation of our common stock on the OTC-BB.  However, we can provide Investors with no assurance that our common stock will be quoted on the OTC-BB or, if quoted, that a public market will materialize.

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

Holders of Our Common Stock

As of the date of this Annual Report, we have 147 stockholders.

Registration Rights

We have no outstanding shares of common stock or any other securities to which we have granted registration rights.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

(1)  we would not be able to pay our debts as they become due in the usual course of business; or

(2)  our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends.  We do not plan to declare any dividends in the foreseeable future.

.

On July 9, 2007, the Company filed an amendment with the Secretary of State of Nevada, to change the authorized common stock of the Company to 75,000,000 shares with a par value of $.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of Lone Mountain available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights:

(a) cumulative or special voting rights;

(b) preemptive rights to purchase in new issues of Shares;

(c) preference as to dividends or interest;

(d) preference upon liquidation; or

(e) any other special rights or preferences.

In addition, the Shares are not convertible into any other security.

Non-cumulative voting.

Any future holders of Shares of Common Stock of Lone Mountain will not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Transfer Agent.

The Company has engaged the services of Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, 1-650.321.7111, Fax 1-650-321-7113 to act as transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 post-split shares of the total issued and outstanding shares held by its then parent company (the Parent) to the Parent’s stockholders of record on March 1, 2007 as a stock dividend. The distribution of the 11,805,374 shares took place March 1, 2007.

On April 16, 2008, the Board of Directors approved the settlement of $78,000 of debt payable to a stockholder in consideration for 3,000,000 shares valued at $.026 per share (Note 2).

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.  The net cash investment of $275,000 on the balance sheet represents the Company’s ownership of the 1,000,000 iAudio shares, the certificates have been classified as an available-for-sale security.

On August 12, 2008, the Company issued 1,335,000 shares of common stock at $0.30 per share pursuant to a private offering, for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.

On August 13, 2008, the Company issued 150,000 shares of common stock at $0.30 per share to a stockholder in exchange for services valued at $45,000 relating to the filing of a Form S-1 and obtaining a trading symbol on the NASD OTCBB.

The proceeds obtained from these financings are allowing us to complete our Phase One exploration programs on the Big Andy property. It is unlikely that we will need to raise additional funds in the next 12 months. Our existing funds will also cover our general and administrative expenses for at least the next 12 months. In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company.

Even if our company completes our planned initial exploration programs on the Big Andy property and is successful in identifying a mineral deposit, the Company will be required to spend substantial additional funds on drilling and engineering studies before it can determine whether the mineral deposit is commercially viable. Currently, the Company does not have the funds required to complete a substantial drilling program and engineering studies. In the event it is unable to raise additional funds for this work, it would be unable to proceed even if a mineral deposit is discovered.

Exploration on the Big Andy property will be conducted in phases. We have not yet started Phase One of our exploration program. If Phase One results are sufficiently encouraging, we will proceed with continued exploration in a Phase Two program. Typically, exploration results which warrant Phase Two work include:

*

Surface geochemical sample results with values that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

*

Geophysical anomalies that are suggestive of a mineral deposit, when considered in the context of the geologic setting of the property.

*

Interpretation of geological results that is indicative of a favorable setting for a mineral deposit.

These results are usually interpreted in conjunction with current metal-market conditions, management’s corporate goals, and the potential for Phase Two plans to facilitate the discovery process.

Our company has incurred operating losses and will not be able to exist indefinitely without the receipt of additional operating funds. In the view of our company’s auditors, our company requires additional funds to maintain our operations and these conditions raise substantial doubt about our ability to continue as a going concern.

The Big Andy claims were transferred to Lone Mountain Mines, Inc. by virtue of a Purchase Agreement executed on August 11, 2008, between the Company and Silver Mountain Mines. The claims were acquired at non-arm’s length for consideration of $10,000, with a 1% net smelter return royalty retained by Silver Mountain Mines. Kevin M. Murphy is President of Silver Mountain Mines as well as Lone Mountain Mines, Inc.

We will not be conducting any product research or development over the next 12 months. We do not expect to purchase any plant or significant equipment over the next 12 months.

We do not expect any significant changes in the number of our employees over the next 12 months. Our current management team will satisfy our requirements for the foreseeable future.

Our specific plan of operation for our exploration property is set out below.

Plan of Operation

We propose to complete the first phase of our two-phase exploration program on our Big Andy property by the end of 2009. Phase Two will be contingent upon positive exploration results being obtained in Phase One of our program.

Phase One

(a)	Soil and rock chip sampling

(b)	Small scale geochemical grid

Proposed Budget

Personnel
Geologist - (4 days @ $400/day)	$ 1,600
Field Assistant - (4 days @ $250/day)	1,000

Assays
150 samples (prep and analysis)	630

Other
Travel	2,500
Data Compilation	1,000
Digitizing	250
Accommodation/Camp Costs (4 nights @ $50/person)	400
Food	320
Misc	200

Program Total	$ 7,900

Phase Two - Contingent Upon Phase One Results

(a)	Reverse-circulation drilling depending on the results of Phase One. Deep holes of not less than 1,200 feet would be employed to explore for gold or base metals mineralization if indicated

Proposed Budget

Reverse-Circulation Drilling 4800ft or 1464m at $25/meter	$ 36,600
Engineering and supervision	6,000
Transportation, accommodations, and meals	4,000
Sub-total	46,600
All 10% contingencies	4,660
Total	$ 51,260

Each phase of our proposed exploration will be assessed to determine whether the results warrant further work. Our company may pay finder’s fees to individuals who locate exploration properties on our behalf. No finder’s fees will be paid to any affiliated parties who may locate exploration properties on our behalf.

If the exploration results on the Company's initial phases on its property do not warrant drilling or further exploration, the Company will suspend operations on this property. The Company will then seek additional exploration properties and additional funding with which to do work on the new properties. In the event that the Company is unable to obtain additional financing or additional properties, it may not be able to continue active business operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements are attached immediately following the signature page of this Form 10-K.  An index to the financial statement schedules required to be filed by Part II, Item 8 of this Form 10-K is set forth immediately before the attached financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The independent accountant for the Company is Child, Van Wagoner & Bradshaw, PLLC, 5296 South Commerce Drive, Suite 300, Salt Lake City, UT 84107.  This firm was engaged on or about October 31, 2003. To the present time, the independent accountant for the Company has neither resigned (nor declined to stand for reelection) nor been dismissed.

ITEM 9A.  CONTROLS AND PROCEDURES

Our management has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") prior to the filing date of this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures were not effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

During the fourth quarter of the fiscal year ended December 31, 2008, there was no information required to be reported on Form 8K which was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Lone Mountain Mines, Inc. as of April 14, 2009, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Kevin M. Murphy	62	President/CEO/Director	November 29, 2007, to present
Howard Bouch	63	Secretary/CFO/Director	April 14, 2008, to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Mr. Kevin M. Murphy, President/CEO/Director

Mr. Murphy, age 62, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and as President and Director of Lone Mountain Mines, Inc. (formerly Wannigan Ventures/PC 9-11, Inc/iAudioCampus.com).  Mr. Murphy also serves as President and CEO of Silver Mountain Mines and Aldar Group Inc., a fully reporting public company (symbol ALDJ, OTC BB) . He is also President and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, Neighborhood Choices, Inc., in the International Domain registration and resale industry. He is CEO and President of Evergreen Firewood, Inc., a private company in the Alternate Fuel industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon.

Mr. Howard Bouch, Secretary/CFO/Director

Mr. Bouch, age 63, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB; also of UTEC, Inc. symbol UTEI.

ITEM 11.  EXECUTIVE COMPENSATION

(a) The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008 that received annual compensation during the fiscal year ended December 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kevin M. Murphy President/CEO/Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Howard Bouch Secretary/CFO/Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) The Company renewed its management agreement with Wannigan Consulting Corp.(WCC) a Company of which Howard Bouch is a Director and CFO, for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to WCC upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and expensed.  Remaining payment terms require a $10,000 payment upon filing of a Form S1 (file), and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  WCC is also authorized to incur pre-approved expenses on the Company’s behalf up to $5,000.

Corporate Governance

No material changes were made to the procedures by which security holders may recommend nominees to the Company’s board of directors.  The Company has not adopted a Code of Ethics.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K, and is independent as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.  We will appoint independent directors and directors with financial expertise to our board and committees in the future.

Audit Committee

The Audit Committee currently consists of our two Board members, Mr. Kevin Murphy and Mr. Howard Bouch.  Our common stock is not currently publicly traded.  Thus, the Company is not subject to NASDAQ audit committee requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Upon inception, the Company issued 49,000 shares of its unrestricted common stock at $.01 per share to its sole shareholder, Wannigan Capital Corp., for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

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

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of April 14, 2009. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 14, 2009.

Amount and Nature of Beneficial Ownership as of April 14, 2009

Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Kevin M. Murphy President/CEO/Director	1174 Manitou Dr NW Fox Island, WA 98333	1,403,630	8.39%
Wannigan Capital Corp(1)	1174 Manitou Dr NW., Fox Island, WA 98333	3,594,626	21.48%
Howard Bouch Secretary/CFO/Director	Grove House 13 Low Seaton Workington Cumbria, England CA141PR United Kingdom	110,000	0.66%
All officers and directors as a group (Group of 2)		5,108,256	30.53%
Ken Liebscher	5466 Canvasback Road Blaine, WA 98230	2,073,000	12.39%

Chancery Lane Investment Group Inc	60 Market Square, Box 364, Belize City, Belize Central America	1,166,600	6.98%
Sundance Capital Group, Inc.	625 Howe Street Suite 600, Vancouver, BC CANADA V6C 2T6	854,540	5.11%%

(1) Kevin Murphy is the President of Wannigan Capital and also President/CEO/Director of the Company

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Other than as set forth in this item, there are no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation S-K had or is to have a direct or indirect material interest.

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2009.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management determined on November 17, 2003 approximated the actual fair value of the Company’s shares), no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Management Agreement

The Company entered into a management agreement with a stockholder, Wannigan Capital Corp. a Company of which Kevin Murphy is also President and CEO (Wannigan), for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007. Wannigan acted as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses. At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000. On April 16, 2008, the $78,000 was paid to Wannigan by issuance of 3,000,000 shares of common stock valued at $.026 per share.

The Company renewed its management agreement with Wannigan Consulting Corp.(WCC) a Company of which Howard Bouch is a Director and CFO, for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to WCC upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and expensed.  Remaining payment terms require a $10,000 payment upon filing of a Form S1 (filed), and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  WCC is also authorized to incur pre-approved expenses on the Company’s behalf up to $5,000.  Kevin Murphy is not an affiliate of WCC.  The Company made the second $10,000 payment and also the $5,000 payment during 2008 in anticipation of the trading symbol pending activation in the second quarter of 2009.

Mineral Claims

On August 11, 2008, the Company entered into an agreement with a company affiliated with one of the Company’s Directors (the Affiliate) to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada, for consideration of $10,000 cash, which amount has been paid.  The Company has not yet located proved reserves, but plans to explore the Property for gold and silver.  Once reserves are located and upon commencement of commercial production, the Company is to pay a royalty to the Affiliate equal to 1% of net smelter returns.

Lease Agreement

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  Rent expense for the 2008 was $3,600.

Director Independence

Our Board of Directors has determined that it does not have a member that is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Interest of named experts and counsel.

None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$8,600	Child, Van Wagoner & Bradshaw, PLLC
2007	$4,400	Child, Van Wagoner & Bradshaw, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$1,800	Child, Van Wagoner & Bradshaw, PLLC
2007	$0	Child, Van Wagoner & Bradshaw, PLLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$645	Child, Van Wagoner & Bradshaw, PLLC
2007	$0	Child, Van Wagoner & Bradshaw, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Child, Van Wagoner & Bradshaw, PLLC
2007	$0	Child, Van Wagoner & Bradshaw, PLLC

 (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

 (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Filed as exhibit to Form 10SB on March 5, 2004
3.2	Bylaws	Filed as exhibit to Form 10SB on March 5, 2004
3.3	Certificate of Amendment Dated 7/9/07	Filed as exhibit to Form S-1 on December 19, 2008
3.4	Certificate of Amendment Dated 12/28/07	Filed as exhibit to Form S-1 on December 19, 2008
3.5	Certificate of Amendment Dated 4/25/08	Filed as exhibit to Form S-1 on December 19, 2008
3.6	Certificate of Amendment Dated 8/13/08	Filed as exhibit to Form S-1 on December 19, 2008

10.1	Acquisition Agreement – Big Andy Mine	Filed as exhibit to Form S-1 on December 19, 2008
10.2	Lease Agreement	Filed as exhibit to Form S-1 on December 19, 2008
31	Rule 13a-14(a)/15d-14(a) Certification	Included
32	Section 1350 Certification	Included

.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lone Mountain Mines, Inc.

By:  /s/ Kevin Murphy

Kevin Murphy, President

Date:  April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lone Mountain Mines, Inc.

By:  /s/ Howard Bouch

Howard Bouch

Secretary, Director, CFO

Date:  April 14, 2009

By:  /s/ Kevin Murphy

Kevin Murphy, President, CEO, Director

Date:  April 14, 2009

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Financial Statements

For the years ended December 31, 2008 and 2007, and

the Period of August 15, 2003 (inception) through December 31, 2008

CHILD, VAN WAGONER & BRADSHAW PLLC
5296 South Commerce Drive, Suite 300

1284 West Flint Meadow Drive, Suite D

Salt Lake City, Utah 84107-5370

Kaysville, Utah 84037-9590

Telephone (801) 281-4700

Telephone (801) 927-1337

Facsimile (801) 281-4701

Facsimile (801) 917-1344

 Report of Independent Registered Public Accounting Firm

To the Board of Directors

Lone Mountain Mines, Inc.

We have audited the balance sheets of Lone Mountain Mines, Inc. (a development stage company) (the Company) as of December 31, 2008 and 2007, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended, and the period of August 15, 2003 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lone Mountain Mines Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period of August 15, 2003 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

/S/: Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 13, 2009

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2008	2007
ASSETS

Current assets
Cash	$ 6,717
Deposits – related party (Note 2)	5,075	-
Total current assets	11,792	37

Fixed assets
Computer equipment	1,448	-
Less accumulated depreciation	(643)	-
Total fixed assets	805	-
Other assets
Available for sale investment (Note 5)	275,000	-
Mineral claims (Note 2)	10,000	-
Total other assets	285,000	-

Total assets	$ 297,597	$ 37

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 7,109	$ 6,085
Accrued expenses – related party (Note 2)	-	90,850
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	7,609	97,435

Stockholders' equity (deficit) (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 and 12,250,000 shares issued and outstanding	16,735	12,250
Additional paid-in capital	503,255	(11,760)
Accumulated deficit	(230,002)	(97,888)

Total stockholders' equity (deficit)	289,988	(97,398)

Total liabilities and stockholders' equity (deficit)	$ 297,597	$ 37

See Accompanying Notes to Financial Statements.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception,
	Years ended		August 15, 2003,
	Ended December 31,		to December 31,
	2008	2007	2008

Revenues	$ -	$ -	$ -

Expenses
Organizational costs	-	-	490
Professional fees	28,472	6,534	44,382
Management fees – related party	79,500	24,000	157,500
Other general and administrative	24,142	2,250	27,630
Net loss from operations	132,114	32,784	230,002

Net loss and deficit accumulated during development stage	$ (132,114)	$ (32,784)	$ (230,002)

Net loss per common share	$ (0.01)	$ (0.00)

Weighted average outstanding common shares	14,994,631	12,250,000

See Accompanying Notes to Financial Statements.

LONE MOUNTAIN MINES, INC.
(fka IAudioCampus.com, Inc.)
(A Development Stage Company)
Statements of Stockholders' Deficit
Period of August 15, 2003 (Inception) to December 31, 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at inception, April 15, 2003	-	$-	$-	$-	$-

Common stock issued for cash
at $0.001 per share	12,250,000	12,250	(11,760)	-	490

Net loss, 2003	-	-	-	(911)	(911)

Balance, December 31, 2003	12,250,000	12,250	(11,760)	(911)	(421)

Net loss, 2004	-	-	-	(7,466)	(7,466)

Balance, December 31, 2004	12,250,000	12,250	(11,760)	(8,377)	(7,887)

Net loss, 2005	-	-	-	(27,532)	(27,532)

Balance, December 31, 2005	12,250,000	12,250	(11,760)	(35,909)	(35,419)

Net loss, 2006	-	-	-	(29,195)	(29,195)

Balance, December 31, 2006	12,250,000	12,250	(11,760)	(65,104)	(64,614)

Net loss, 2007	-	-	-	(32,784)	(32,784)

Balance, December 31, 2007	12,250,000	12,250	(11,760)	(97,888)	(97,398)

Common stock issued to settle debt
at $0.026 per share – Note 2	3,000,000	3,000	75,000	-	78,000

Common stock issued for cash
at $0.30 per share, net – Note 3	1,335,000	1,335	395,165	-	396,500

Common stock issued for services
at $.30 per share – Note 2	150,000	150	44,850	-	45,000

Net loss, 2008	-	-	-	(132,114)	(132,114)

	16,735,000	$16,735	$503,255	$(230,002)	$289,988

The accompanying notes are an integral part of these financial statements

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Statements of Cash Flows

			Cumulative from
			Inception,
			August 15, 2003,
	Years Ended		to
	December 31,		December 31,
	2008	2007	2008

Cash flows from operating activities
Net loss and accumulated deficit	$(132,114)	$(32,784)	$(230,002)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation	643	-	643
Stock issued for services	45,000	-	45,000
Changes in operating assets and liabilities:
Increase in deposits – related party	(5,075)	-	(5,075)
Increase in accounts payable	1,024	1,590	7,109
Increase in accrued expenses – related party	(12,850)	31,144	78,000
Total cash flows provided by (used in) operating activities	(103,372)	(50)	(104,325)

Cash flows from investing activities
Purchase of mineral property interest	(10,000)	-	(10,000)
Purchase of available-for-sale investment	(275,000)	-	(275,000)
Purchase of fixed assets	(1,448)	-	(1,448)
Net cash flows used in investing activities	(286,448)	-	(286,448)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	396,500	-	396,990
Proceeds from notes payable – related party	-	-	500
Total cash flows provided by financing activities	396,500	-	397,490

Net change in cash	6,680	(50)	6,717
Beginning cash balance	37	87	-
Ending cash balance	$6,717	$37	$6,717

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of stock in satisfaction of related party payable	$78,000	-	$78,000

See Accompanying Notes to Financial Statements

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through December 31, 2008

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

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2008 of $230,002 will begin to expire in 2023.  Accordingly, deferred tax assets of approximately $80,500 were offset by the valuation allowance, which increased by approximately $46,200 and $11,400 during the years ended December 31, 2008 and 2007, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $6,717 and $37 in cash or cash equivalents at December 31, 2008 and December 31, 2007, respectively.

Fixed Assets

The Company’s fixed assets are valued at cost and depreciated using the straight-line method over a period of three years.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through December 31, 2008

1.  Organization and Summary of Significant Accounting Policies (Cont’d)

Mineral property costs

The Company has recently changed its business and has not yet realized any revenues from its planned operations.  In accordance with EITF 04-2, “Whether Mineral Rights Are Tangible or Intangible Assets” and SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”, costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisitions costs associated with mineral claims. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

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

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through December 31, 2008

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

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through December 31, 2008

2.

Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2010.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management determined on November 17, 2003 approximated the actual fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Consulting Agreement and Accrued Expenses

The Company entered into a consulting agreement with a Stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The Stockholder acts as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000, and owed an additional $12,850 in miscellaneous expenses incurred in the Company’s behalf.  On April 16, 2008, the $78,000 was paid to the Stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share.  The Company also reimbursed the consultant for the $12,850 in expenses, resulting in a $0 balance at December 31, 2008.

The Company renewed its management agreement with the Stockholder for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to the Stockholder upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and recorded as management fee expense.  Remaining payment terms require a $10,000 payment upon filing of a Form S-1, and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  The Stockholder is also authorized to incur pre-approved expenses in the Company’s behalf up to $5,000.  The S-1 was filed in December 2008, at which point the second $10,000 payment was made.  The Company also paid the Stockholder $5,000, as its NASD OTCBB privileges are pending approval during the second quarter of 2009.

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

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

A Development Stage Company

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through December 31, 2008

2.

Related Party Transactions (continued)

Other

The Company’s former President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company has paid $4,800 plus other maintenance fees for the entire year of rent up front, resulting in a deposit balance of $5,075 at December 31, 2008.  Rent expense for the years ended December 31, 2008 and 2007 was $3,600 and $0, respectively.

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock at $0.30 per share pursuant to a private offering for cash proceeds of $396,500 (net of $4,000 in offering expenses).
A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.

On August 13, 2008, the Company issued 150,000 shares of its common stock at $.30 per share to an existing stockholder pursuant to the consulting agreement in Note 2 for services totaling $45,000.

Lone Mountain Mines, Inc.

(fka IAudioCampus.com, Inc.)

 (A Development Stage Company)

Notes to Financial Statements

For the Years Ended December 31, 2008 and 2007, and the

Period from August 15, 2003 (inception) through December 31, 2008

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 has been recognized as an available-for-sale investment to be accounted for under the provisions of SFAS 115.  No unrealized gains or losses have been recorded on this investment, as there has been no perceived fluctuation in its fair market value since acquired by the Company.

