Form 10-Q
period 2009-03-31
LONE MOUNTAIN MINES, INC.
filed 2009-05-20
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[x]           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                                           to

Commission File No.  1-32032

Lone Mountain Mines, Inc. (formerly iAudioCampus.com)

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

Registrants’s Telephone Number: (253) 549-4336

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.[  ]  Yes[X]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[  ]  Yes[X]

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 or-K or any amendment to this Form 10Q. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [  ]                                                                Accelerated Filer [  ]
Non-Accelerated Filer [  ]                                                      Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     [X] Yes [ ] No

 (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 20, 2009:  Common Stock – 16,735,000

Lone Mountain Mines, Inc.

TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATIONPAGE

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

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2008 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
 (A Development Stage Company)

Financial Statements (Unaudited)

For the three months ended March 31, 2009 and 2008, and

the Period of August 15, 2003 (inception) through March 31, 2009
Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

Current assets
Cash	$ 90	$ 6,717
Deposits – related party (Note 2)	3,875	5,075
Total current assets	3,965	11,792

Fixed assets
Office and computer equipment	5,608	1,448
Less accumulated depreciation	(1,471)	(643)
Total fixed assets	4,137	805
Other assets
Available-for-sale investment (Note 5)	275,000	275,000
Mineral claims (Note 2)	10,000	10,000
Total other assets	285,000	285,000

Total assets	$ 293,102	$ 297,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$ 7,786	$ 7,109
Note payable – related party (Note 2)	4,657	-
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	12,943	7,609

Stockholders' equity (deficit) (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 shares issued and outstanding	16,735	16,735
Additional paid-in capital	503,255	503,255
Deficit accumulated during the development stage	(239,831)	(230,002)

Total stockholders' equity (deficit)	280,159	289,988

Total liabilities and stockholders' equity (deficit)	$ 293,102	$ 297,597

See Accompanying Notes to Financial Statements (unaudited).

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
 (A Development Stage Company)
Statements of Operations
(unaudited)

			Cumulative
			from Inception,
	Three months		August 15, 2003,
	Ended March 31,		to March 31,
	2009	2008	2009

Revenues	$ -	$ -	$ -

Expenses
Organizational costs	-	-	490
Professional fees	6,922	7,387	51,304
Management fees – related party	-	-	157,500
Other general and administrative	2,907	706	30,537
Net loss from operations	9,829	8,093	239,831

Net loss and deficit accumulated during development stage	$ (9,829)	$ (8,093)	$ (239,831)

Net loss per common share	$ (0.00)	$ (0.00)

Weighted average outstanding common shares	16,735,000	12,250,000

See Accompanying Notes to Financial Statements (unaudited).

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
 (A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Cumulative from
			Inception,
			August 15, 2003
	Three Months Ended		to
	March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities
Net loss and accumulated deficit	$(9,829)	$(8,093)	$(239,831)
Adjustments to reconcile net loss to net cash
used in operations:
Depreciation	828	-	1,471
Stock issued for services	-	-	45,000
Changes in operating assets and liabilities:
Decrease (Increase) in deposits – related party	1,200	-	(3,875)
Increase in accounts payable	677	7,489	7,786
Increase in accrued expenses – related party	-	575	78,000
Total cash flows used in operating activities	(7,124)	(29)	(111,449)

Cash flows from investing activities
Purchase of mineral property interest	-	-	(10,000)
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	(4,160)	-	(5,608)
Net cash flows used in investing activities	(4,160)	-	(290,608)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from note payable – related party	4,657	-	4,657
Proceeds from convertible note payable – related party	-	-	500
Total cash flows provided by financing activities	4,657	-	402,147

Net change in cash	(6,627)	(29)	6,717
Beginning cash balance	6,717	37	-
Ending cash balance	$90	$8	$90

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of stock in satisfaction of related party payable	$-	-	$78,000

See Accompanying Notes to Financial Statements (unaudited).

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Three Months Ended March 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through March 31, 2009

1.	Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Lone Mountain Mines, Inc. (fka IAudioCampus.com, Inc.), a development stage company (the Company), is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with SFAS No. 7, “Accounting for Development Stage Enterprises.”

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

Income taxes
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through March 31, 2009 of $239,831 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $83,900 were offset by the valuation allowance, which increased by approximately $3,400 and $2,800 during the three months ended March 31, 2009 and 2008, respectively.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents
For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $90 and $6,717 in cash or cash equivalents at March 31, 2009 and December 31, 2008, respectively.

Fixed Assets
The Company’s fixed assets consist of furniture and computer equipment, which are valued at cost and depreciated using the straight-line method over a period of three years.

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Three Months Ended March 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through March 31, 2009

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

Consulting Agreement and Accrued Expenses
The Company entered into a consulting agreement with a Stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The Stockholder acts as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000, and owed an additional $12,850 in miscellaneous expenses incurred in the Company’s behalf.  On April 16, 2008, the $78,000 was paid to the Stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share.  The Company also reimbursed the consultant for the $12,850 in expenses, resulting in a $0 balance at March 31, 2009.

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Three Months Ended March 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through March 31, 2009

2.	Related Party Transactions (continued)

Consulting Agreement and Accrued Expenses (continued)
The Company renewed its management agreement with the Stockholder for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to the Stockholder upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and recorded as management fee expense.  Remaining payment terms require a $10,000 payment upon filing of a Form S-1, and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  The Stockholder is also authorized to incur pre-approved expenses in the Company’s behalf up to $5,000.  The S-1 was filed in December 2008, at which point the second $10,000 payment was made.  The Company also paid the Stockholder $5,000, as its NASD OTCBB privileges are pending approval during the second quarter of 2009.

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

Note Payable
A stockholder has advanced $4,657 to the Company.  The loan bears no interest and has no specific terms of repayment.  As such, it will be repaid as cash flows allow.  Interest has not been imputed due to its immaterial impact on the financials.

Other
The Company’s former President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financials.

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company has paid $4,800 plus other maintenance fees for the entire year of rent up front, resulting in a deposit balance of $3,875 and $5,075 at March 31, 2009 and December 31, 2009, respectively.  Rent expense for the periods ended March 31, 2009 and 2008 was $1,200 and $0, respectively.

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

Lone Mountain Mines, Inc.
(fka IAudioCampus.com, Inc.)
 (A Development Stage Company)
Notes to Financial Statements (unaudited)
For the Three Months Ended March 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through March 31, 2009

3.	Stockholders’ Equity (Deficit) (continued)

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 has been recognized as an available-for-sale investment to be accounted for under the provisions of SFAS 115.  No unrealized holding gains or losses have been recorded on this investment, as there has been no perceived fluctuation in its fair market value since being acquired by the Company.

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.  The net $275,000 cash investment is considered an available-for-sale security.

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

Subsequent to December 31, 2007, the acquisition of PC 9-1-1 was cancelled as delivery of the shares to be received were, in fact, not received so the shares issued by the Company were cancelled April 4, 2008.  The resignations of Directors Stone, Pickett, and Liebscher were accepted by the Company leaving Kevin M. Murphy as sole remaining Director. On April 14, 2008, the Board of Directors was increased to two persons when Howard Bouch accepted the invitation to join the Board. Kevin Murphy was elected President and CEO and Howard Bouch was elected Secretary and CFO.

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

None

Item 1A.                      Risk Factors

Not Applicable

Item.2.                                Unregistered Sales of Equity Securities and use of Proceeds

On August 12, 2008, 1,335,000 shares were issued pursuant to a private unit offering at $0.30 per unit for total net proceeds of $396,500 (net of $4,000 offering costs).  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share.  Of the amount received, $275,000 was paid to iAudioCampus.com pursuant to the acquisition agreement that was subsequently terminated as discussed under Item 2 Plan of Operation, above.  The remainder will be used for professional fees, mining expenses, and general and administrative expenses incurred in the normal course of business.

 Item 3.                                Defaults Upon Senior Securities.

None

Item 4.                                Submission of Matters to a Vote of Security Holders.

On April 25, 2008, a majority of the shareholders approved a resolution of the Board of Directors to change the Company’s name to iAudioCampus.com.  An Amendment to the Articles of Incorporation was attached as Exhibit 3.1 to Form 10Q for the period ended June 30, 2008.

On August 13, 2008, a majority of the shareholders approved a resolution of the Board of Directors to change the Company’s name to Lone Mountain Mines, Inc.  An Amendment to the Articles of Incorporation was attached as Exhibit 3.2 to Form 10Q for the period ended June 30, 2008.

No matters were submitted to a vote of security holders during the first quarter of the fiscal year covered by this report.

Item 5.                                Other Information.

None.

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

Lone Mountain Mines, Inc.
 (formerly iAudiocampus.com, Inc.)

Date:                      5/20/09                                                                                     By: /s/ Kevin M. Murphy
President, CEO, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Lone Mountain Mines, Inc.
 (formerly iAudiocampus.com, Inc.)

Date:   5/20/09                                                                                                           By:  /s/ Howard BouchCFO, Secretary, Director