Form 10-Q
period 2009-09-30
CONVENIENTCAST INC.
filed 2009-11-23
CIK 1269879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File No.  001-32032

Convenientcast Inc.
(Exact name of Registrant as specified in its charter)

Nevada	83-0375241
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1174 Manitou Dr., PO Box 363
Fox Island, WA 98333
(Address of principal executive offices)

(253) 549-4336
(Registrant’s telephone number, including area code)

Lone Mountain Mines, Inc.
(Former name, former address and former fiscal year, of changed since last report)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒  No ☐

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 16, 2009 the registrant had 16,735,000 outstanding shares of common stock.

Convenientcast, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2008 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2009.

Convenientcast Inc
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)

Financial Statements (Unaudited)

For the three and nine months ended September 30, 2009 and 2008, and the Period from August 15, 2003 (inception) through September 30, 2009

Convenientcast Inc
(fka Lone Mountain Mines, Inc.)
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
Current assets
Cash	81	6,717
Prepaid Expenses and Deposits – related party (Note 2)	3,275	5,075
Total current assets	3,356	11,792

Fixed assets
Office and computer equipment	5,608	1,448
Less accumulated depreciation	(3,126)	(643)
Total fixed assets	2,482	805
Other assets
Available for sale investment (Note 5)	275,000	275,000
Mineral claims (Note 2)	-	10,000
Total other assets	275,000	285,000

Total assets	280,838	297,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	8,553	7,109
Loan payable – related party (Note 2)	5,000	-
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	14,053	7,609

Stockholders' equity (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 and 16,735,000 shares issued and outstanding	16,735	16,735
Additional paid-in capital	503,255	503,255
Accumulated deficit	(253,205)	(230,002)

Total stockholders' equity	266,785	289,988

Total liabilities and stockholders' equity	280,838	297,597

See Accompanying Notes to Financial Statements (unaudited).

Convenientcast Inc.
(fka Lone Mountain Mines, Inc.)
(A Development Stage Company)
Statements of Operations
(unaudited)

					Cumulative
	For the Three Months		For the Nine Months		from Inception,
	Ended September 30,		Ended September 30,		August 15, 2003
	2009	2008	2009	2008	to September 30, 2009

Income	$-	$-	$-	$-	$-

Expenses
Organizational costs	-	-	-	-	490
Professional fees	3,950	4,380	14,871	29,546	59,253
Management fees – related party	-	55,000	-	55,000	157,500
Other general and administrative	4,922	15,403	13,331	21,911	40,962
Total operating expenses	8,872	74,783	28,202	106,457	258,205

Other Income (Expenses)
Gain on sale of mineral claims	-	-	5,000	-	5,000
	-	-	5,000	-	5,000

Net loss and deficit accumulated during development stage	(8,872)	(74,783)	(23,202)	(106,457)	(253,205)

Net loss per Share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average outstanding shares	16,735,000	15,873,967	16,735,000	14,287,974

See Accompanying Notes to Financial Statements (unaudited).

Convenientcast Inc.
(fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Cumulative from
			Inception,
			August 15, 2003
	Nine Months Ended		to
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss and accumulated deficit	$(23,202)	(106,457)	(253,205)
Adjustments to reconcile net loss to net cash
provided by (used in) operations:
Depreciation	2,482	402	3,126
Stock issued for services	-	45,000	45,000
Gain on sale of mining claim	(5,000)	-	(5,000)
Changes in operating assets and liabilities:
Decrease (Increase) in deposits – related party	1,800	(6,000)	(3,275)
Increase in accounts payable	1,444	(171)	8,553
Increase in accrued expenses – related party	-	(12,850)	78,000
Total cash flows provided by (used in) operating activities	(22,476)	(80,076)	(126,801)

Cash flows from investing activities
Purchase of mineral property interest	-	(10,000)	(10,000)
Proceeds from sale of mining claim	15,000	-	15,000
Purchase of available-for-sale investment	-	(275,000)	(275,000)
Purchase of fixed assets	(4,160)	(1,448)	(5,608)
Net cash flows provided by (used in) investing activities	10,840	(286,448)	(275,608)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	396,500	396,990
Proceeds from loan payable – related party	5,000	-	5,000
Proceeds from notes payable – related party	-	-	500
Total cash flows provided by financing activities	5,000	396,500	402,490

Net change in cash	(6,636)	29,976	81
Beginning cash balance	6,717	37	-
Ending cash balance	$81	30,013	81

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	70	$-
Income taxes	$-	-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of stock in satisfaction of related party payable	$-	-	$78,000

See Accompanying Notes to Financial Statements (unaudited).

Convenientcast Inc.
(fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Nine Months and Three Months ended September 30, 2009 and 2008 and the Period from August 15, 2003 (inception) through September 30, 2009

1. Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Convenientcast Inc. (fka Lone Mountain Mines, Inc.), a development stage company (the “Company”), is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with FASB Accounting Standards Codification (“ASC”) Topic 9.

Business activity

Convenientcast Inc. (fka Lone Mountain Mines, Inc.) is a Nevada corporation located in Las Vegas, Nevada.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company at that time. On April 25, 2008 the Company changed its name to iAudioCampus.com as part of a proposed business combination in which the Company was to acquire 100% ownership of iAudioCampus.com, a California company (see Note 5).   The Company did not complete the acquisition.  On August 11, 2008 the Company entered into an agreement to acquire a mineral property for $10,000 and changed its name to Lone Mountain Mines, Inc. in light of its new business direction. On June 9, 2009 the Company sold its interest in the Big Andy Mine for $15,000. On August 20, 2009, Lone Mountain Mines, Inc. filed Articles of Merger with the Nevada Secretary of State to merge with its wholly owned subsidiary, Convenientcast Inc.  The only changes to the corporate structure and Articles of Incorporation of the Company due to the merger are that it no longer owns Convenientcast Inc. and that it has amended its Articles of Incorporation to change its name to Convenientcast Inc.

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and has also been granted a new symbol on the OTC Bulletin Board.  The new symbol is “CVCT”. The Company has elected a fiscal year end of December 31.

Income taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC Topic 740 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through September 30, 2009 of $253,205 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $88,600 were offset by the valuation allowance, which increased by approximately $3,400 and $2,800 during the nine months ended September 30, 2009 and 2008, respectively.

Convenientcast Inc.
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Nine Months and Three Months Ended September 30, 2009 and 2008, and the Period from August 15, 2003 (inception) through September 30, 2009

1. Organization and Summary of Significant Accounting Policies (Cont’d)

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $81 and $6,717 in cash or cash equivalents at September 30, 2009 and December 31, 2008, respectively.

Fixed Assets

The Company’s fixed assets consist of furniture and computer equipment, which are valued at cost and depreciated using the straight-line method over a period of three years.

Mineral Property Costs

The Company has recently changed its business and has not yet realized any revenues from its planned operations.  In accordance with ASC Topic 930 and ASC Topic 932, costs incurred to purchase or acquire a property (whether proved or unproved reserves) shall be capitalized when incurred. This includes acquisitions costs associated with mineral claims. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Earnings Per Share

The Company adopted ASC Topic 260 which is effective for annual periods ending after December 15, 1997.  Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  The Company’s convertible debt (Note 2) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

Convenientcast Inc.
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Nine Months and Three Months Ended September 30, 2009 and 2008, and the Period from August 15, 2003 (inception) through September 30, 2009

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

Consulting Agreement and Accrued Expenses

The Company entered into a consulting agreement with a stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The stockholder acts as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000, and owed an additional $12,850 in miscellaneous expenses incurred in the Company’s behalf.  On April 16, 2008, the $78,000 was paid to the stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share.  The Company also reimbursed the stockholder for the $12,850 in expenses, resulting in a $0 balance at September 30, 2009.

The Company renewed its management agreement with the stockholder for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to the stockholder upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and recorded as management fee expense.  Remaining payment terms require a $10,000 payment upon filing of a Form S-1, and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  The stockholder is also authorized to incur pre-approved expenses on the Company’s behalf up to $5,000.  The Form S-1 was filed in December 2008, at which point the second $10,000 payment was made.  The Company also paid the stockholder $5,000, as its NASD OTCBB privileges were approved during the second quarter of 2009. The Company’s trading symbol is CVCT.

Loan  Payable

A stockholder has advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.

Mineral Claims

On August 11, 2008, the Company entered into an agreement with a company affiliated with the Company’s sole Director to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada   for consideration of $10,000 cash.  On June 9, 2009 the Company sold its interest in the property for $15,000.

Convenientcast Inc.
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Nine Months and Three Months Ended September 30, 2009 and 2008, and the Period from August 15, 2003 (inception) through September 30, 2009

2. Related Party Transactions (continued)

Other

The Company’s former President has been providing a mailing address to the Company without charge since inception. This service has been determined by the Company to have only nominal value and is not reflected in the financial statements.

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company has paid $2,675 plus other maintenance fees for rent up front, resulting in a deposit balance of $3,275 and $5,075 at September 30, 2009 and December 31, 2008, respectively. The lease expired at the end of March 2009.  Rent expense for the periods ended September 30, 2009 and 2008 was $3,600 and $2,400, respectively.

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

On April 23, 2008, the Board of Directors approved the issuance of 13,000,000 common shares as partial consideration to acquire 100% of all the outstanding shares of iAudiocampus.com, a California company.  These shares were cancelled on August 11, 2008 as the Company did not proceed in its acquisition.

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

Convenientcast Inc.
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements (unaudited)
For the Nine Months and Three Months Ended September 30, 2009 and 2008, and the Period from August 15, 2003 (inception) through September 30, 2009

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 has been recognized as an available-for-sale investment to be accounted for under the provisions of ASC Topic 320.  No unrealized holding gains or losses have been recorded on this investment, as there has been no perceived fluctuation in its fair market value since being acquired by the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.  Except as required by applicable law, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Company’s unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States.  The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this quarterly report.

Business Overview

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

On April 23, 2008, the Company entered into an agreement to purchase all the outstanding shares of iAudioCampus.com, Inc. (“iAudio”), a California company, in consideration of $400,000 cash and 13,000,000 shares of the Company’s common stock.  A payment of $175,000 was made on the date of the agreement’s execution, and additional $100,000 payments were required to be made on May 22, 2008 and June 22, 2008 (extended to July 31, 2008).  The remaining $25,000 was to be used for audit and legal fees.
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

On June 9, 2009 the Company sold its interest in the Big Andy Mine for $15,000.

On July 9, 2007, the Company filed an amendment with the Secretary of State of Nevada to increase its authorized common stock to 75,000,000 shares.

On July 11, 2007, the Company entered into an agreement to purchase a Nevada based corporation, PC 9-1-1, Inc.  The purchase price was the issuance of 16,270,000 shares of common stock; however, the purchase was not completed.

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

Subsequent to December 31, 2007, the acquisition of PC 9-1-1 was cancelled as delivery of the shares to be received were, in fact, not received so the shares issued by the Company were cancelled April 4, 2008.  The resignations of Directors Stone, Pickett, and Liebscher were accepted by the Company leaving Kevin M. Murphy as its sole remaining Director. On April 14, 2008, the Board of Directors was increased to two persons when Howard Bouch accepted the invitation to join the Board.  Kevin Murphy was elected President and CEO and Howard Bouch was elected Secretary and CFO.

On August 20, 2009, Lone Mountain Mines, Inc. filed Articles of Merger with the Nevada Secretary of State to merge with its wholly owned subsidiary, Convenientcast Inc.  The only changes to the corporate structure and Articles of Incorporation of the Company due to the merger are that it no longer owns Convenientcast Inc. and that it has amended its Articles of Incorporation to change its name to Convenientcast Inc.

Results of Operations

The Company has incurred losses since its inception and relies upon the sale of its securities to fund its operations.  The Company has not generated any revenues from its inception on August 15, 2003 to September 30, 2009.

For the three months ended September 30, 2009, the Company incurred a net loss of $8,872, compared to a net loss of $74,783 for the same period in 2008.  The Company did not experience any net loss per share for the three months ended September 30, 2009, nor did it experience any net loss per share during the same period in 2008.

For the nine months ended September 30, 2009, the Company incurred a net loss of $23,302, compared to a net loss of $106,457 for the same period in 2008.  The Company did not experience any net loss per share for the nine months ended September 30, 2009, nor did it experience any net loss per share during the same period in 2008.

The Company incurred total expenses of $8,872 for the three months ended September 30, 2009, including $3,950 in professional fees and $4,922 in other general and administrative expenses.  By comparison, the Company incurred total expenses of $74,793 during the same period in 2008, including $4,380 in professional fees, $55,000 in management fees and $15,403 in other general and administrative expenses.  The decrease in total expenses for the three months ended September 30, 2009 was primarily due to a decrease in management fees, which were incurred pursuant to a management agreement with a stockholder that expired in December 2008.

The Company incurred total expenses of $28,202 for the nine months ended September 30, 2009, including $14,871 in management fees and $13,331 in other general and administrative expenses, less a $5,000 gain on the sale of its mineral claims.  By comparison, the Company incurred total expenses of $106,457 for the same period 2008, including $29,546 in professional fees, $55,000 in management fees and $21,911 in other general and administrative expenses. The decrease in total expenses for the nine months ended September 30, 2009 was due to a decrease in management fees, which were incurred pursuant to a management agreement with a stockholder that expired in December 2008, as well as decreases in professional fees and other general and administrative expenses related to the Company’s agreement with iAudioCampus.com that was terminated on August 1, 2008.

From the Company’s inception on August 15, 2003 to September 30, 2009, it incurred total expenses of $258,205, including $490 in organizational costs, $59,253 in professional fees, $157,500 in management fees and $40,692 in other general and administrative expenses.

The Company’s general and administrative expenses include travel, office maintenance, communication expenses (cellular, internet, fax and telephone), office supplies, bank and interest charges, filing fees, and courier and postage costs. The Company’s professional fees are related to its regulatory filings throughout the year.
Liquidity and Capital Resources

As of September 30, 2009, the Company had $81 in cash.  As of September 30, 2009, it also had $3,275 in prepaid expenses and deposits, $5,608 in office and computer equipment and $275,000 in available-for-sale investment, for total assets of $280,838.

As of September 30, 2009, the Company had current assets of $3,356, current liabilities of $14,053 and a working capital deficit of $10,167.  The Company’s accumulated deficit from its inception on August 15, 2003 to September 30, 2009 was $253,205 and was funded primarily through equity financing.

For the nine months ended September 30, 2009, the Company spent net cash of $22,476 on operating activities, compared to net cash spending of $80,076 on operating activities during the same period in 2008.  The decrease in expenditures on operating activities for the three months ended September 30, 2009 was primarily due to decreases in our net working loss and stock issued for services.

For the nine months ended September 30, 2009, the Company received net cash of $10,840 from investing activities, compared to net cash spending of $286,448 on investing activities during the same period in 2008.  The increase in receipts from investing activities for the nine months ended September 30, 2009 was primarily due to a decrease in the purchase of available-for-sale investment and the proceeds from the sale of a mining claim that was purchased during the earlier period.

For the nine months ended September 30, 2009, the Company received net cash of $5,000 from financing activities, compared to net cash received of $396,500 from financing activities during the same period in 2008.  The decrease in receipts from financing activities for the nine months ended September 30, 2009 was primarily due to a decrease in proceeds from the sale of the Company’s stock.

During the three months ended September 30, 2009, the Company’s monthly cash requirements to fund its business activities was approximately $737 compared to approximately $3,331 during the same period in 2008.  In the absence of continued sales of it securities or loans from related parties, the Company’s cash of $81 as of September 30, 2009 is sufficient to cover its current monthly burn rate for less than one month.

Future Financings

The Company has not generated any revenues, has achieved losses since its inception, and relies upon the sale of its securities to fund its operations. The Company anticipates that it will incur substantial losses for the foreseeable future.  Even if it carries out its planned business activities there is no guarantee that the Company will generate future sales or revenues.

The Company will require additional financing in order to proceed with its business plan.  Although it plans to raise capital through equity or debt financing, debt financing may not prove to be a viable alternative for funding its operations as it does not have tangible assets against which to secure debts apart from available-for-sale investment.  The Company therefore anticipates that any additional funding it receives will be in the form of equity financing from the sale of its common stock.  However, it does not have any financing arranged and cannot provide any assurance that it will be able to raise sufficient funds from the sale of its common stock to finance its operations.  If the Company does not continue to obtain financing, it may be forced to abandon its business plan.

The Company also hopes to obtain additional financing as part of a merger or acquisition that it is currently in the process of negotiating.  However, there is no guarantee that it will enter into a definitive merger or acquisition agreement.  If the Company successfully completes a merger or acquisition its capital requirements and business plan may change substantially.

Off-Balance Sheet Arrangements

The Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company’s operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not aware of any legal proceedings to which it is a party or of which its property is the subject. None of the Company’s directors, officers, affiliates, any owner of record or beneficially of more than 5% of its voting securities, or any associate of any such director, officer, affiliate or security holder is (i) a party adverse to it in any legal proceedings, or (ii) has a material interest adverse to it in any legal proceedings.  The Company is not aware of any other legal proceedings that have been threatened against it.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private unit offering at $0.30 per unit for total net proceeds of $396,500 (net of $4,000 offering costs).  Each unit is comprised of one share of common stock and one-half warrant exercisable for two years at a price of $0.50.  Two warrants are required to purchase one share of common stock.  Of the amount received, $275,000 was paid to iAudioCampus.com pursuant to the acquisition agreement that was subsequently terminated as discussed under Item 2 Plan of Operation, above.  The remainder has been used for professional fees, and general and administrative expenses incurred in the normal course of business.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Convenientcast Inc.

Date: November 23, 2009	By: /s/ Kevin M. Murphy
Kevin M. Murphy
President, CEO, and Director