Form 10-K
period 2009-12-31
CONVENIENTCAST INC.
filed 2010-04-15
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File No.  001-32032

Convenientcast, Inc.
(Name of registrant as specified in its charter)

Nevada	26-3240819
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1174 Manitou Dr NW, PO Box 363, Fox Island, WA	98333
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  (253) 549-4336

Securities registered under Section 12(b) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐ Yes   ☒  No

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Issuer’s common stock was not publicly traded during the year ended December 31, 2009.

Number of shares of Common Stock, $0.001 par value per share, of the issuer outstanding as of April 14, 2010: 16,735,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

EXHIBIT INDEX IS ON PAGE 22

Convenientcast, Inc.

PART I.
ITEM 1.  BUSINESS.

(a) Business Development.

Convenientcast Inc. (fka Lone Mountain Mines, Inc.) is a Nevada corporation located in Las Vegas, Nevada.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company at that time. On April 25, 2008 the Company changed its name to iAudioCampus.com as part of a proposed business combination in which the Company was to acquire 100% ownership of iAudioCampus.com, a California company (see Note 5).   The Company did not complete the acquisition.  On August 11, 2008 the Company entered into an agreement to acquire a mineral property for $10,000 and changed its name to Lone Mountain Mines, Inc. in light of its new business direction. On June 9, 2009 the Company sold its interest in the Big Andy Mine for $15,000. On August 20, 2009, Lone Mountain Mines, Inc. filed Articles of Merger with the Nevada Secretary of State to merge with its wholly owned subsidiary, Convenientcast, Inc.  The only changes to the corporate structure and Articles of Incorporation of the Company due to the merger are that it no longer owns Convenientcast, Inc. and that it has amended its Articles of Incorporation to change its name to Convenientcast, Inc.

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and has also been granted a new symbol on the OTC Bulletin Board.  The new symbol is “CVCT.” The Company has elected a fiscal year end of December 31.

We maintain mailing and executive offices located at 1174 Manitou Dr. NW, PO BOX 363, Fox Island, Washington, 98333, and our telephone number is (253) 549-4336

Our registered office in Nevada is located at 7230 Indian Creek Lane, Ste 201, Las Vegas, Nevada 89149.

(b) Business of Issuer.

The Company has recently changed its business and has not yet realized any revenues from its planned operations.

Description of Properties

Mining Properties

On August 11, 2008, the Company entered into an agreement with a company affiliated with the Company’s President (the Affiliate) to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada   for consideration of $10,000 cash.  On June 9, 2009 the Company sold its interest in the property back to the Affiliate for $15,000, resulting in a $5,000 gain.

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

Since the Company's principal activities to date have been primarily limited to organizational activities, and acquiring a property with potential for developing a drilling program, we have earned no revenues. Consequently, there is limited operating history upon which to base an assumption that we will be able to achieve our business plans, which could cause a Prospective Investor to lose his or her entire investment. The Company has a net loss and deficit accumulated during this development stage through December 31, 2009 of $532,352.

We are reliant on our two Officers and Directors.

Our Chief Executive Officer and President, Mr. Kevin Murphy, and CFO and Secretary, Mr. Howard Bouch, currently make all the final decisions regarding the Company’s business directions.

The Company is wholly dependent, at the present, upon the personal efforts and abilities of Mr. Murphy and Mr. Bouch, who will exercise control over the day to day affairs of the Company, but are engaged in other activities, and devote limited time to the Company’s activities.  This situation will continue until the Company’s business warrants and the Company is able to afford an expanded staff. There can be no assurance given that the volume of business necessary to employ all essential personnel on a full-time basis will be obtained nor that the Company’s proposed operations will prove to be profitable. The Company will continue to be highly dependent on the continued services of its executive officers, and a limited number of other senior management and technical personnel. Loss of the services of one or more of these individuals could have a material adverse effect on the Company’s operations. As Mr. Murphy and Mr. Bouch are involved in other business opportunities, they may face a conflict in selecting between Convenientcast, Inc. and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mr. Murphy and/or Mr. Bouch to other pursuits without sufficient warning, we may, consequently, go out of business.

We are still a development stage company and there is no guarantee that we will be successful in implementing our business plan.

Convenientcast, Inc. was incorporated on August 15, 2003. The Company operates on a December 31 fiscal year. Currently, the Company has no employees and is being operated by its two Directors, Mr. Kevin Murphy and Mr. Howard Bouch.  The Company is in its initial stages of development with no income.

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

At December 31, 2009, the Company had a working capital deficit of $14,017.  The Company estimates that it will require approximately $250,000 to fully implement its current business plan.

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

4,958,256 of the 16,735,000 shares of common stock issued and outstanding as of April 14, 2010 are held by affiliates of the Company and are eligible for resale under Rule 144, promulgated under the Act. See page 35 for additional information on Rule 144.  The possible resale of those shares at any time may have an adverse effect on the market price for our common stock.

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

We could offer warrants, options and debentures and dilute holdings of Investors

As of December 31, 2009 there are 667,500 outstanding warrants exercisable at a price of $0.50 per share for two years.  There are no outstanding options to purchase common stock of the Company. Should the Company choose to offer incentive options to its key employees, the existence of these options may hinder our future equity offerings, and the exercise of these options would further dilute the interests of all of our then-existing stockholders. Future resale of the shares of common stock issuable on the exercise of warrants and/or options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and/or options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Additional shares of common stock may be issued without stockholder approval.

Convenientcast, Inc. has authorized capital of 75,000,000 shares of common stock, par value $0.001 per share, and no shares of preferred stock. As of December 31, 2009, there were 16,735,000 shares of common stock issued and outstanding. Our Board of Directors has authority, without action or vote of our stockholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our then existing stockholders and may dilute the book value of the common stock.

The Company does not expect to be able to pay dividends in the near future.

To date, we have not paid, nor do we plan to pay in the foreseeable future, dividends on our common stock, even if we become profitable. Earnings, if any, are expected to be used to advance our activities and for general corporate purposes, rather than to make distributions to stockholders. Prospective Investors will likely need to rely on an increase in the price of Convenientcast, Inc. stock to profit from his or her investment. There are no guarantees that any market for our common stock will ever develop or that the price of our stock will ever increase.  If Prospective Investors purchase Shares, they must be prepared to be unable to liquidate their investment and/or lose their entire investment.

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

ITEM 2. PROPERTIES

Mining Properties

On August 11, 2008, the Company entered into an agreement with a company affiliated with the Company’s sole Director to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada   for consideration of $10,000 cash.  On June 9, 2009 the Company sold its interest in the property for $15,000.  The company does not have a mining property at this time.

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

Our principal Nevada executive offices are located at 7230 Indian Creek Lane, Ste 201, Las Vegas NV 89149 and our phone number is 253-549-4336.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against Convenientcast, Inc. has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matter was submitted to a vote of security holders and approved during fiscal year covered by this report;
That the Company sell its 100% interest in the Big Andy Mine to Silver Mountain Mines for the sum of $15,000;

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

Penny Stock Disclosure

Effective August 11, 1993, the Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a "penny stock," for purposes relevant to the Company, as any equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

On July 9, 2007, the Company filed an amendment with the Secretary of State of Nevada, to change the authorized common stock of the Company to 75,000,000 shares with a par value of $.001. The holders of the Shares: (a) have equal ratable rights to dividends from funds legally available therefore, when, as, and if declared by the Board of Directors of the Company; (b) are entitled to share ratably in all of the assets of Convenientcast available for distribution upon winding up of the affairs of the Company; (c) do not have preemptive subscription or conversion rights and there are no redemption or sinking fund applicable thereto; and (d) are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all meetings of shareholders. These securities do not have any of the following rights:

(a) cumulative or special voting rights;

(b) preemptive rights to purchase in new issues of Shares;

(c) preference as to dividends or interest;

(d) preference upon liquidation; or

(e) any other special rights or preferences.

In addition, the Shares are not convertible into any other security.

Non-cumulative voting.

Any future holders of Shares of Common Stock of Convenientcast will not have cumulative voting rights, which means that the holders of more than 50% of such outstanding Shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose. In such event, the holders of the remaining Shares will not be able to elect any of the Company's directors.

Transfer Agent.

The Company has engaged the services of Stalt, Inc., 671 Oak Grove Avenue, Suite C, Menlo Park, CA 94025, 1-650.321.7111, Fax 1-650-321-7113 to act as transfer agent and registrar.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Upon inception, the Company issued 49,000 pre-split shares of its unrestricted common stock at $.01 per share for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.  The net cash investment of $275,000 was recognized as an available-for-sale investment to be accounted for under the provisions of ASC 320 (SFAS 115).  As of December 31, 2008, no unrealized holding gains or losses had been recorded on this investment.  At December 31, 2009, the Company impaired the investment down to $0, as there was no perceived value in the iAudio shares due to iAudio’s inactivity and inability to generate profits.

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering, for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At December 31, 2009, no warrants had been exercised, and the remaining life of outstanding warrants was approximately 7.5 months.

On August 13, 2008, the Company issued 150,000 shares of common stock at $0.30 per share to a stockholder in exchange for services valued at $45,000 relating to the filing of a Form S-1 and obtaining a trading symbol on the NASD OTCBB.

It is likely that we will need to raise additional funds in the next 12 months. Our existing funds will not cover our general and administrative expenses for the next 12 months. In the event additional funds are required, management will seek private placement subscriptions or will loan additional proceeds to the Company.

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

The Big Andy claims were transferred to Convenientcast, Inc. by virtue of a Purchase Agreement executed on August 11, 2008, between the Company and Silver Mountain Mines. The claims were acquired for consideration of $10,000, with a 1% net smelter return royalty retained by Silver Mountain Mines. Kevin M. Murphy is President of Silver Mountain Mines as well as Convenientcast, Inc.  On June 9, 2009 the Company sold its interest in the property for $15,000.  The company does not have a mining property at this time.

We will not be conducting any product research or development over the next 12 months. We do not expect to purchase any plant or significant equipment over the next 12 months.

On July 15, 2009 the Company entered into a Letter of Agreement to purchase Global Fusion Media Inc., a British Columbia corporation (“GFM”). However, the agreement was terminated on February 28, 2010.

We do not expect any significant changes in the number of our employees over the next 12 months. Our current management team will satisfy our requirements for the foreseeable future.

Plan of Operation

We propose to continue our search for properties of merit to acquire and develop.

If the exploration results on the Company's acquisition of properties do not warrant drilling or further exploration, the Company will suspend operations on the property. The Company will then seek additional exploration properties and additional funding with which to do work on the new properties. In the event that the Company is unable to obtain additional financing or additional properties, it may not be able to continue active business operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Convenientcast management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal disclosure controls and procedures were not effective as of December 31, 2009, due to a lack of segregation of duties.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009, due to a lack of segregation of duties.

Management believes that this significant deficiency did not have an effect on our financial results due primarily to the transparency of, ready access to and periodic review of the bank accounts and bank statements by Management and Directors.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B.  OTHER INFORMATION

During the fiscal year ended December 31, 2009, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Convenientcast, Inc. as of April 14, 2010, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Kevin M. Murphy	63	President/CEO/Director	November 29, 2007, to present
Howard Bouch	64	Secretary/CFO/Director	April 14, 2008, to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Mr. Kevin M. Murphy, President/CEO/Director

Mr. Murphy, age 63, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and as President and Director of Convenientcast, Inc. (formerly Wannigan Ventures/PC 9-11, Inc/iAudioCampus.com, Lone Mountain Mines, Inc.).  Mr. Murphy also serves as President and CEO of Silver Mountain Mines, and Universal Potash Corp (symbol, UPCO, Pink Sheets). He is also President and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, Neighborhood Choices, Inc., in the International Domain registration and resale industry. Mr Murphy is President and CEO of Black Hawk Exploration Inc. (symbol BHWX, OTC BB). Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an alumnus of Sigma Alpha Epsilon.

Mr. Howard Bouch, Secretary/CFO/Director

Mr. Bouch, age 64, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB; also of UTEC, Inc. symbol UTEI. Mr Bouch is also Director and CFO of  Silver Mountain Mines, and Universal Potash Corp (symbol, UPCO, Pink Sheets) as well as Black Hawk Exploration Inc (symbol BHWX, OTC BB).

ITEM 11.  EXECUTIVE COMPENSATION

(a) The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009 that received annual compensation during the fiscal year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen sation ($)	Total ($)

Kevin M. Murphy	2009	0	0	0	0	0	0	0	0
President/CEO/Director	2008	0	0	0	0	0	0	0	0

Howard Bouch	2009	0	0	0	0	0	0	0	0
Secretary/CFO/Director	2008	0	0	0	0	0	0	0	0

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) The Company renewed its management agreement with Wannigan Consulting Corp.(WCC) a Company of which Howard Bouch is a Director and CFO, for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to WCC upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and expensed.  All remaining payments of $15,000 were paid by the Company and the agreement was not renewed.

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

Audit Committee

The Audit Committee currently consists of our two Board members, Mr. Kevin Murphy and Mr. Howard Bouch.  Our common stock is not currently publicly traded.  Thus, the Company is not subject to FINRA audit committee requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Upon inception, the Company issued 49,000 pre-split shares of its unrestricted common stock at $.01 per share to its sole shareholder, Wannigan Capital Corp., for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

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

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of April 14, 2009. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 14, 2010.

Amount and Nature of Beneficial Ownership as of April 14, 2010.

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

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to December 31, 2010.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management determined on November 17, 2003 approximated the actual fair value of the Company’s shares), no beneficial conversion feature has been recorded. No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

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

The Company renewed its management agreement with Wannigan Consulting Corp.(WCC) a Company of which Howard Bouch is a Director and CFO, for a period of six months commencing August 13, 2008.  Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to WCC upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and expensed.  Remaining payment terms required payments of $15,000, which were paid by the Company.  Kevin Murphy is not an affiliate of WCC.

Mineral Claims
On August 11, 2008, the Company entered into an agreement with a company affiliated with one of the Company’s Directors (the Affiliate) to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada, for consideration of $10,000 cash, which amount has been paid.  On June 9, 2009 the Company sold its interest in the property back to the Affiliate for $15,000, resulting in a $5,000 gain.  The company does not have a mining property at this time.

Lease Agreement
The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  Rent expense for the 2009 and 2008 was $4,800 and $3,600, respectively.

Loan  Payable
On August 15, 2009, a stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements.

Other
The Company has prepaid expenses of $2,075 which were advanced to stockholders for project investigation costs.

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
2009	$9,500	Child, Van Wagoner & Bradshaw, PLLC
2008	$8,600	Child, Van Wagoner & Bradshaw, PLLC

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2009	$250	Child, Van Wagoner & Bradshaw, PLLC
2008	$1,800	Child, Van Wagoner & Bradshaw, PLLC

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2009	$400	Child, Van Wagoner & Bradshaw, PLLC
2008	$645	Child, Van Wagoner & Bradshaw, PLLC

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2009	$0	Child, Van Wagoner & Bradshaw, PLLC
2008	$0	Child, Van Wagoner & Bradshaw, PLLC

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

PART IV

ITEM 15. EXHIBITS

Exhibit No.	Document	Location

3.1	Articles of Incorporation	Filed as exhibit to Form 10SB on March 5, 2004
3.2	Bylaws	Filed as exhibit to Form 10SB on March 5, 2004
3.3	Certificate of Amendment Dated 7/9/07	Filed as exhibit to Form S-1 on December 19, 2008
3.4	Certificate of Amendment Dated 12/28/07	Filed as exhibit to Form S-1 on December 19, 2008
3.5	Certificate of Amendment Dated 4/25/08	Filed as exhibit to Form S-1 on December 19, 2008
3.6	Certificate of Amendment Dated 8/13/08	Filed as exhibit to Form S-1 on December 19, 2008
3.7	Certificate of amendment Dated 8/20/09	Included
10.1	Acquisition Agreement – Big Andy Mine	Filed as exhibit to Form S-1 on December 19, 2008
10.2	Lease Agreement	Filed as exhibit to Form S-1 on December 19, 2008
31	Rule 13a-14(a)/15d-14(a) Certification	Included
32	Section 1350 Certification	Included

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Convenientcast, Inc.

By: /s/ Kevin M. Murphy
Kevin Murphy, President
Date: April 14, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Convenientcast, Inc.

By: /s/ Howard Bouch
Howard Bouch
Secretary, Director, CFO
Date: April 14, 2010

By: /s// Kevin M. Murphy
Kevin Murphy, President, CEO, Director
Date: April 14, 2010

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)

Audited Financial Statements

For the years ended December 31, 2009 and 2008, and
the Period of August 15, 2003 (inception) through December 31, 2009

1

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)

For the years ended December 31, 2009 and 2008, and
the Period of August 15, 2003 (inception) through December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Convenientcast, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Convenientcast, Inc. (a development stage company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and for the period of August 15, 2003 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for the years then ended and for the period of August 15, 2003 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has not generated revenues from operations and has incurred losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
April 13, 2010

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$57	$6,717
Prepaid expense – related party (Note 2)	2,075	-
Deposits – related party (Note 2)	-	5,075
Total current assets	2,132	11,792

Fixed assets (Note 6)
Office and computer equipment	5,608	1,448
Less accumulated depreciation	(3,953)	(643)
Total fixed assets	1,655	805
Other assets
Available-for-sale investment (Note 5)	-	275,000
Mineral claims (Note 2)	-	10,000
Total other assets	-	285,000

Total assets	$3,787	$297,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$10,649	$7,109
Loan payable – related party (Note 2)	5,000	-
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	16,149	7,609

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 shares issued and outstanding	16,735	16,735
Additional paid-in capital	503,255	503,255
Deficit accumulated during development stage	(532,352)	(230,002)

Total stockholders' deficit	(12,362)	289,988

Total liabilities and stockholders' deficit	$3,787	$297,597

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc.
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
Statements of Operations

			Cumulative
			from Inception,
	Years ended		August 15, 2003,
	Ended December 31,		to December 31,
	2009	2008	2009

Income	$-	$-	$-

Expenses
Organizational costs	-	-	490
Professional fees	20,172	28,472	64,554
Management fees – related party	-	79,500	157,500
Other general and administrative	12,178	24,142	39,808
Total operating expenses	32,350	132,114	262,352

Other Income (Expenses)
Impairment of available-for-sale investment	(275,000)	-	(275,000)
Gain on sale of mineral claims	5,000	-	5,000
Total other income (expenses)	(270,000)	-	(270,000)

Net loss and comprehensive loss accumulated during development stage	$(302,350)	$(132,114)	$(532,352)

Net loss and comprehensive loss per common share	$(0.02)	$(0.01)

Weighted average outstanding common shares	16,735,000	14,994,631

See Accompanying Notes to Audited Financial Statements

Convenientcast, INC.
(fka Lone Mountain Mines, Inc.)
(A Development Stage Company)
Statement of Stockholders' Deficit
Period of August 15, 2003 (Inception) to December 31, 2009

			Additional	Deficit	Total
	Common Stock		Paid in	Accum. during	Stockholders'
	Shares	Amount	Capital	Dev. Stage	Deficit
Balance at inception, April 15, 2003	-	$-	$-	$-	$-

Common stock issued for cash
at $0.001 per share	12,250,000	12,250	(11,760)	-	490

Net loss, 2003	-	-	-	(911)	(911)

Balance, December 31, 2003	12,250,000	12,250	(11,760)	(911)	(421)

Net loss, 2004	-	-	-	(7,466)	(7,466)

Balance, December 31, 2004	12,250,000	12,250	(11,760)	(8,377)	(7,887)

Net loss, 2005	-	-	-	(27,532)	(27,532)

Balance, December 31, 2005	12,250,000	12,250	(11,760)	(35,909)	(35,419)

Net loss, 2006	-	-	-	(29,195)	(29,195)

Balance, December 31, 2006	12,250,000	12,250	(11,760)	(65,104)	(64,614)

Net loss, 2007	-	-	-	(32,784)	(32,784)

Balance, December 31, 2007	12,250,000	12,250	(11,760)	(97,888)	(97,398)

Common stock issued to settle debt
at $0.026 per share – Note 2	3,000,000	3,000	75,000	-	78,000

Common stock issued for cash
at $0.256 per share, net – Note 3	1,335,000	1,335	336,335	-	337,670

Warrants issued at $.088 per share –
Note 3	-	-	58,830	-	58,830

Common stock issued for services
at $.30 per share – Note 2	150,000	150	44,850	-	45,000

Net loss, 2008	-	-	-	(132,114)	(132,114)

Balance, December 31, 2008	16,735,000	16,735	503,255	(230,002)	289,988

Net loss, 2009	-	-	-	(302,350)	(302,350)

Balance, December 31, 2009	16,735,000	$16,735	$503,255	$(532,352)	$(12,362)

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
Statements of Cash Flows

			Cumulative from
			Inception,
			August 15, 2003
	Years Ended		to
	December 31,		December 31,
	2009	2008	2009

Cash flows from operating activities
Net loss and accumulated deficit	$(302,350)	(132,114)	(532,352)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	3,310	643	3,953
Stock issued for services	-	45,000	45,000
Impairment of available-for-sale investment	275,000	-	275,000
Gain on sale of mineral claims	(5,000)	-	(5,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses – related party	(2,075)		(2,075)
Decrease (increase) in deposits – related party	5,075	(5,075)	-
Increase in accounts payable	3,540	1,024	10,649
Increase in accrued expenses – related party	-	(12,850)	78,000
Total cash flows used in operating activities	(22,500)	(103,372)	(126,825)

Cash flows from investing activities
Purchase of mineral property interest	-	(10,000)	(10,000)
Proceeds from sale of mining claim	15,000	-	15,000
Purchase of available-for-sale investment	-	(275,000)	(275,000)
Purchase of fixed assets	(4,160)	(1,448)	(5,608)
Net cash flows provided by (used in) investing activities	10,840	(286,448)	(275,608)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	396,500	396,990
Proceeds from loan payable – related party	5,000	-	5,000
Proceeds from convertible note payable – related party	-	-	500
Total cash flows provided by financing activities	5,000	396,500	402,490

Net change in cash	(6,660)	6,680	57
Beginning cash balance	6,717	37	-
Ending cash balance	$57	6,717	57

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
None

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements
For the Years ended December 31, 2009 and 2008 and the
Period from August 15, 2003 (inception) through December 31, 2009

1.	Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Convenientcast, Inc. (fka Lone Mountain Mines, Inc.), a development stage company (the Company), is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with ASC 915 (SFAS No. 7), “Accounting and Reporting by Development Stage Enterprises.”

Business Activity

Convenientcast, Inc. (fka Lone Mountain Mines, Inc.) is a Nevada corporation located in Las Vegas, Nevada.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company at that time. On April 25, 2008 the Company changed its name to iAudioCampus.com (iAudio) as part of a proposed business combination in which the Company was to acquire 100% ownership of iAudioCampus.com, a California company (see Note 5).   The Company did not complete the acquisition.  On August 11, 2008 the Company entered into an agreement to acquire a mineral property for $10,000 and changed its name to Lone Mountain Mines, Inc. in light of its new business direction. On June 9, 2009 the Company sold its interest in the Big Andy Mine for $15,000. On August 20, 2009, Lone Mountain Mines, Inc. filed Articles of Merger with the Nevada Secretary of State to merge with its wholly owned subsidiary, Convenientcast, Inc.  The only changes to the corporate structure and Articles of Incorporation of the Company due to the merger are that it no longer owns Convenientcast, Inc. and that it has amended its Articles of Incorporation to change its name to Convenientcast, Inc.

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and has also been granted a new symbol on the OTC Bulletin Board.  The new symbol is “CVCT.” The Company has elected a fiscal year end of December 31.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 (SFAS No. 109) to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2009 of $532,352 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $186,300 were offset by the valuation allowance, which increased by approximately $105,800 and $46,200 during the years ended December 31, 2009 and 2008, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through December 31, 2009

1.	Organization and Summary of Significant Accounting Policies (Cont’d)

Income Taxes (cont’d)

The Company has no tax position at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $57 and $6,717 in cash and cash equivalents at December 31, 2009 and December 31, 2008, respectively.

Fixed Assets
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years.

Earnings (Loss) Per Share

Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  The Company’s convertible debt (Note 2) and outstanding warrants (Note 3) are potentially dilutive securities, but do not impact the computation of fully diluted EPS because the effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through December 31, 2009

1.	Organization and Summary of Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements (Cont’d)

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-11 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.	Related Party Transactions

Convertible Note Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to December 31, 2010.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management determined on November 17, 2003 approximated the actual fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Consulting Agreement and Accrued Expenses

The Company entered into a consulting agreement with a Stockholder for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The Stockholder acted as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000, and owed an additional $12,850 in miscellaneous expenses incurred in the Company’s behalf.  On April 16, 2008, the $78,000 was paid to the Stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share.  The Company also reimbursed the consultant for the $12,850 in expenses, resulting in a $0 balance at December 31, 2008.

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

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through December 31, 2009

2.	Related Party Transactions (continued)

Loan Payable

On August 15, 2009, a stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements.

Mineral Claims

On August 11, 2008, the Company entered into an agreement with a company affiliated with the Company’s President (the Affiliate) to acquire an undivided 100% interest in a mineral prospect (the Property) located in British Columbia, Canada   for consideration of $10,000 cash.  On June 9, 2009 the Company sold its interest in the property back to the Affiliat for $15,000, resulting in a $5,000 gain.  No exploration or other expenses were incurred on the mineral property during the Company’s brief ownership.

Lease Agreement

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company paid an additional $2,675 plus $4,800 in rent prepayments and other maintenance fees for rent up front, resulting in a deposit balance of $5,075 at December 31, 2008.  The deposit has been applied to rent and other related fees in the current year, resulting in a deposit balance of $0 at December 31, 2009.  Rent expense for the years ended December 31, 2009 and 2008 was $4,800 and $3,600, respectively.

Other
The Company has prepaid expenses of $2,075 which were advanced to stockholders for project investigation costs.

3.	Stockholders’ Equity (Deficit)

Upon inception, the Company issued 12,250,000 shares of its unrestricted common stock at $.00004 per share for total cash of $490. The proceeds were used to pay for incorporation and filing fees.

On February 27, 2007, the Board of Directors approved a 250:1 forward stock split of issued shares and an increase in the Company’s authorized common shares from 25,000,000 to 75,000,000 shares.  Common stock par value remains at $.001, and all applicable periods presented have been retroactively restated to reflect the split.  All references to common stock as stated in these footnotes are assumed to be post-split, unless otherwise indicated.

On February 27, 2007, the Board of Directors approved the distribution of up to 11,805,374 shares of the total issued and outstanding shares held by its then parent company (the Parent) to the Parent’s stockholders of record on March 1, 2007 as a stock dividend.    The distribution of the 11,805,374 shares took place March 1, 2007.

On April 16, 2008, the Board of Directors approved the settlement of $78,000 of debt payable to its stockholder in consideration for 3,000,000 shares valued at $.026 per share (Note 2).

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through December 31, 2009

3.	Stockholders’ Equity (Deficit) (cont’d)

On April 23, 2008, the Board of Directors approved the issuance of 13,000,000 common shares as partial consideration to acquire 100% of all the outstanding shares of iAudiocampus.com (“iAudio”), a California company.  These shares were cancelled on August 11, 2008 as the Company did not proceed in its acquisition.

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At December 31, 2009, no warrants had been exercised, and the remaining life of outstanding warrants was approximately 7.5 months.

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

5.	Asset Acquisitions and Subsequent Terminations

iAudioCampus.com

On April 23, 2008, the Company entered into an agreement to purchase all the outstanding shares of iAudioCampus.com, Inc. (“iAudio”), a California company, for consideration of $400,000 cash and 13,000,000 shares of the Company’s common stock.  A payment of $175,000 was made on the date of the agreement’s inception, and additional $100,000 payments were required to be made on May 22, 2008 and June 22, 2008 (extended to July 31, 2008).  The remaining $25,000 was to be used for audit and legal fees.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Financial Statements
For the Years Ended December 31, 2009 and 2008, and the
Period from August 15, 2003 (inception) through December 31, 2009

5.	Asset Acquisitions and Subsequent Terminations (cont’d)

iAudioCampus.com (cont’d)

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 was recognized as an available-for-sale investment to be accounted for under the provisions of ASC 320 (SFAS 115).  As of December 31, 2008, no unrealized holding gains or losses had been recorded on this investment.  At December 31, 2009, the Company impaired the investment down to $0, as there was no perceived value in the iAudio shares due to iAudio’s inactivity and inability to generate profits.

Global Fusion Media, Inc.

On December 8, 2009, the Company entered into an agreement with Global Fusion Media Inc. to purchase all the outstanding shares of C-Store Network, LLC (“C-Store”), a Nevada company, in consideration of 32,000,000 shares of the Company’s common stock.    This transaction was not completed and was cancelled on February 28, 2010.

6.	Fixed Assets
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:

	December 31, 2009
	Cost	Accumulated Amortization	Net Book Value
Computer equipment	$3,118	$2,293	$825

Office equipment	2,490	1,660	830
	$5,608	$3,953	$1,655

	December 31, 2008
	Cost	Accumulated Amortization	Net Book Value
Computer equipment	$1,448	$643	$805
	$1,448	$643	$805

Depreciation of $3,310 and $643 are included in general and administrative expenses in the statement of operations for the years ended December 31, 2009 and 2008, respectively.  During the year ended December 31, 2009 and 2008, the Company acquired office and computer equipment totaling $4,160 and $1,448, respectively.

7.	Subsequent Events

The Company evaluated subsequent from the balance sheet date through the date of this report and determined there are no events to disclose.

