Form 10-K/A
period 2009-12-31
CONVENIENTCAST INC.
filed 2010-04-19
CIK 1269879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K
Amendment

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the annual period ended December 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 001-32032

Convenientcast, Inc.
(Exact name of Registrant as specified in its charter)

NEVADA	26-3240819
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1174 Manitou Dr NW, PO Box 363, Fox Island, WA
(Address of principal executive offices)

(253) 549-4336
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒           No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☒ No (Not Required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 16, 2009, the Company had 16,735,000 issued and outstanding shares of its common stock.

EXPLANATORY NOTE

This Amendment on Form 10-K to the Annual Report on Form 10-K for the year ended December 31, 2009, of the Registrant which was filed with the Securities Exchange Commission on April 15, 2010 (the “Original Filing”) is being filed to amend or include certain disclosures contained in Item 15, Exhibits.

As a result of this Amendment , the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, as filed as exhibits to the Original Filing have been re-executed and re-filed as of the date of this Amendment on Form 10-K.

Except for the Amendment described above, this Form 10-K does not modify or update other disclosures in, or exhibits to, the Original Filing which are incorporated by reference herein.

Item 15. Exhibits

3.7 Agreement of Merger dated 8/20/09	Included

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Convenientcast, Inc.

/s/ Kevin M. Murphy
Date April 16, 2010	Kevin M. Murphy, Director & CEO,