Form 10-Q
period 2010-03-31
CONVENIENTCAST INC.
filed 2010-05-18
CIK 1269879

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-32032

Convenientcast Inc.
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

[] Yes [  ] No

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2010 the registrant had 16,735,000 outstanding shares of common stock.

Convenientcast, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2009 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

Convenientcast, Inc
 (A Development Stage Company)

Unaudited Financial Statements

For the three months ended March 31, 2010 and 2009, and

the Period of August 15, 2003 (inception) through March 31, 2010

Convenientcast, Inc
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2010 Unaudited	2009
ASSETS

Current assets
Cash	$709	$57
Prepaid expense – related party (Note 2)	-	2,075
Total current assets	709	2,132

Fixed assets (Note 6)
Office and computer equipment	5,608	5,608
Less accumulated depreciation	(4,505)	(3,953)
Total fixed assets	1,103	1,655

Total assets	$1,812	$3,787

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$6,587	$10,649
Loans payable – related party (Note 2)	13,700	5,000
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	20,787	16,149

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 shares issued and outstanding	16,735	16,735
Additional paid-in capital	503,255	503,255
Deficit accumulated during development stage	(538,965)	(532,352)

Total stockholders' deficit	(18,975)	(12,362)

Total liabilities and stockholders' deficit	$1,812	$3,787

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc.
 (A Development Stage Company)
        Statements of Operations
     (Unaudited)

			Cumulative
			from Inception,
	Three months ended		August 15, 2003,
	Ended March 31,		to March 31,
	2010	2009	2010

Income	$-	$-	$-

Expenses
Organizational costs	-	-	490
Professional fees	2,827	6,922	67,381
Management fees – related party	-	-	157,500
Other general and administrative	3,786	2,907	43,594
Total operating expenses	6,613	9,829	268,965

Other Income (Expenses)
Impairment of available-for-sale investment	-	-	(275,000)
Gain on sale of mineral claims	-	-	5,000
Total other income (expenses)	-	-	(270,000)

Net loss and comprehensive loss accumulated during development stage	$(6,613)	$(9,829)	$(538,965)

Net loss and comprehensive loss per common share	$(0.00)	$(0.00)

Weighted average outstanding common shares	16,735,000	16,735,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
 (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception,
			August 15, 2003
	Three Months Ended		to
	March 31,		March 31,
	2010	2009	2010

Cash flows from operating activities
Net loss and accumulated deficit	$(6,613)	(9,829)	(538,965)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	552	828	4,505
Stock issued for services	-	-	45,000
Impairment of available-for-sale investment	-	-	275,000
Gain on sale of mineral claims	-	-	(5,000)
Changes in operating assets and liabilities:
Increase in prepaid expenses – related party	2,075	-	-
Decrease (increase) in deposits – related party	-	1,200	-
Decrease in accounts payable	(4,062)	677	6,587
Increase in accrued expenses – related party	-	-	78,000
Total cash flows used in operating activities	(8,048)	(7,124)	(134,873)

Cash flows from investing activities
Purchase of mineral property interest	-	-	(10,000)
Proceeds from sale of mining claim	-	-	15,000
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	-	(4,160)	(5,608)
Net cash flows provided by (used in) investing activities	-	(4,160)	(275,608)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from loan payable – related party	8,700	4,657	13,700
Proceeds from convertible note payable – related party	-	-	500
Total cash flows provided by financing activities	8,700	4,657	411,190

Net change in cash	652	(6,627)	709
Beginning cash balance	57	6,717	-
Ending cash balance	$709	90	709

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
None

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
A Development Stage Company
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009 and the
Period from August 15, 2003 (inception) through March 31, 2010

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 (SFAS No. 109) to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through March 31, 2010 of $538,965 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $187,900 were offset by the valuation allowance, which increased by approximately $4,613 and $105,800 during the three months ended March 31, 2010  and year ended December 31, 2009, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

Convenientcast, Inc
A Development Stage Company
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through March 31, 2010

1. Organization and Summary of Significant Accounting Policies (Cont’d)

Income Taxes (cont’d)

The Company has no tax position at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $709 and $57 in cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively.

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

Convenientcast, Inc
A Development Stage Company
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through March 31, 2010

1. Organization and Summary of Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements (Cont’d)

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Convenientcast, Inc
A Development Stage Company
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through March 31, 2010

2.	Related Party Transactions (continued)

Loan  Payable

On August 15, 2009, a stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements.

On March 10, 2010, a stockholder advanced $3,500 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements

On March 24, 2010, a stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements

During the three months ended March 31, 2010, a stockholder paid $200 to a creditor on behalf of the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements

Mineral Claims

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

Lease Agreement

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year periodcommencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company paid an additional $2,675 plus $4,800 in rent prepayments and other maintenance fees for rent up front, resulting in a deposit balance of $5,075 at December 31, 2008.  The deposit has been applied to rent and other related fees in the year ended December 31, 2009, resulting in a deposit balance of $0 at December 31, 2009.  Rent expense for the periods ended March 31, 2010 and 2009 was $nil and $1,200, respectively.

Other

Prepaid expenses of $2,075 which were advanced to stockholders for project investigation costs have been refunded to the Company.

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

Convenientcast, Inc
A Development Stage Company
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through March 31, 2010

3.	Stockholders’ Equity (Deficit) (cont’d)

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At March 31, 2010, no warrants had been exercised, and the remaining life of outstanding warrants was approximately 4.5 months.

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

Convenientcast, Inc
A Development Stage Company
Notes to Financial Statements
For the Three Months Ended March 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through March 31, 2010

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

The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:

	March 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer equipment	$3,118	$2,430	$688	$825
Office equipment	2,490	2,075	415	830
	$5,608	$4,505	$1,103	$1,655

Depreciation of $552 and $827 are included in general and administrative expenses in the statement of operations for the three months ended March 31, 2010 and 2009, respectively.

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering, for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At March 31, 2010, no warrants had been exercised, and the remaining life of outstanding warrants was approximately 4.5 months.

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

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

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

Item 4.                       Removed and Reserved

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

Convenientcast Inc.
(formerly Lone Mountain Mines, Inc.)

Date: 5/15/10	By: /s/ Kevin M. Murphy
President, CEO, and Director