Form 10-Q
period 2010-09-30
CONVENIENTCAST INC.
filed 2010-11-22
CIK 1269879

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: September 30, 2010

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

(253) 973-7135
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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 22, 2010 the registrant had 16,735,000 outstanding shares of common stock.

Convenientcast, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2009 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2010.

Convenientcast, Inc

 (A Development Stage Company)

Unaudited Financial Statements

For the nine months ended September 30, 2010 and 2009, and
the Period of August 15, 2003 (inception) through September 30, 2010

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets
Cash	$79	$57
Prepaid expense – related party (Note 2)	-	2,075
Deposit – related party (Note 2)	800	-
Total current assets	879	2,132

Fixed assets (Note 6)
Office and computer equipment	5,608	5,608
Less accumulated depreciation	(5,196)	(3,953)
Total fixed assets	412	1,655

Total assets	$1,291	$3,787

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$17,571	$10,649
Loans payable – related party (Note 2)	18,700	5,000
Convertible note payable – related party (Note 2)	500	500

Total current liabilities	36,771	16,149

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
16,735,000 shares issued and outstanding	16,735	16,735
Additional paid-in capital	503,255	503,255
Deficit accumulated during development stage	(555,470)	(532,352)

Total stockholders' deficit	(35,480)	(12,362)

Total liabilities and stockholders' deficit	$1,291	$3,787

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc.
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
	For the Three Months		For the Nine Months		from Inception,
	Ended September 30,		Ended September 30,		August 15, 2003
	2010	2009	2010	2009	to September 30, 2010

Income
Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Organizational costs	-	-	-	-	490
Professional fees	8,485	3,950	13,106	14,871	77,660
Management fees – related party	-	-	-	-	157,500
Other general and administrative	1,076	4,922	10,012	13,331	49,820
Total operating expenses	9,561	8,872	23,118	28,202	285,470

Other Income (Expenses)
Impairment of available-for-sale investment	-	-	-	-	(275,000)
Gain on sale of mineral claims	-	-	-	5,000	5,000
Total other income (expenses)	-	-	-	5,000	(270,000)

Net loss accumulated during development stage	(9,561)	(8,872)	(23,118)	(23,202)	(555,470)

Net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average outstanding shares	16,735,000	16,735,000	16,735,000	16,735,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			Inception,
			August 15, 2003
	Nine Months Ended		to
	September 30,		September 30,
	2010	2009	2010

Cash flows from operating activities
Net loss and accumulated deficit	$(23,118)	(23,202)	(555,470)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	1,243	2,482	5,196
Stock issued for services	-	-	45,000
Impairment of available-for-sale investment	-	-	275,000
Gain on sale of mineral claims	-	(5,000)	(5,000)
Changes in operating assets and liabilities:
Decrease in prepaid expenses – related party	2,075	-	-
Decrease (increase) in deposits – related party	(800)	1,800	(800)
Increase in accounts payable	6,922	1,444	17,571
Increase in accrued expenses – related party	-	-	78,000
Total cash flows used in operating activities	(13,678)	(22,476)	(140,503)

Cash flows from investing activities
Purchase of mineral property interest	-	-	(10,000)
Proceeds from sale of mining claim	-	15,000	15,000
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	-	(4,160)	(5,608)
Net cash flows provided by (used in) investing activities	-	10,840	(275,608)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from loan payable – related party	13,700	5,000	18,700
Proceeds from convertible note payable – related party	-	-	500
Total cash flows provided by financing activities	13,700	5,000	416,190

Net change in cash	22	(6,636)	79
Beginning cash balance	57	6,717	-
Ending cash balance	$79	81	79

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of stock in satisfaction of related party debt	$-	$-	$78,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2010 and 2009 and the
Period from August 15, 2003 (inception) through September 30, 2010

1.	Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Convenientcast, Inc. (fka Lone Mountain Mines, Inc.), a development stage company (the “Company”), is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with ASC 915, “Development Stage Entities.”

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

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and has also been granted the symbol “CVCT” on the OTC Bulletin Board.  The Company has elected a fiscal year end of December 31.

Income Taxes
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through September 30, 2010 of $555,470 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $194,400 were offset by the valuation allowance, which increased by approximately $8,000 and $8,100 during the nine months ended September 30, 2010 and 2009, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2010 and 2009, and the
Period from August 15, 2003 (inception) through September 30, 2010

1. Organization and Summary of Significant Accounting Policies (Cont’d)

Income Taxes (cont’d)
The Company has no tax position at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2010. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Estimates
Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents
For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had $79 and $57 in cash and cash equivalents at September 30, 2010 and December 31, 2009, respectively.

Fixed Assets
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years.

Earnings (Loss) Per Share
Earnings per share (EPS) are computed based on the weighted average number of shares actually outstanding.  The Company’s convertible debt (Note 2) and outstanding warrants (Note 3) are potentially dilutive securities, but do not impact the computation of fully diluted EPS because the effect would be antidilutive due to the Company’s continuing losses. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2010 and 2009, and the
Period from August 15, 2003 (inception) through September 30, 2010

1. Organization and Summary of Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements (Cont’d)
Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Convenientcast, Inc

 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2010 and 2009, and the
Period from August 15, 2003 (inception) through September 30, 2010

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

On June 18, 2010, a stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements

During the nine months ended September 30, 2010, a stockholder paid $200 to a creditor on behalf of the Company.  The loan bears no interest and has no specific terms of repayment.  Interest has not been imputed due to the insignificant impact on the financial statements

Mineral Claims
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

The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing August 1, 2010 with monthly rent payments of $400 and a security deposit of $800.  Rent expense for the periods ended September 30, 2010 and 2009 was $800 and $3,600, respectively.

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

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2010 and 2009, and the
Period from August 15, 2003 (inception) through September 30, 2010

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At September 30, 2010, no warrants had been exercised, and all issued and outstanding warrants expired in August 2010.

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

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2010 and 2009, and the
Period from August 15, 2003 (inception) through September 30, 2010

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 was recognized as an available-for-sale investment to be accounted for under the provisions of FASC 320.  As of December 31, 2008, no unrealized holding gains or losses had been recorded on this investment.  At December 31, 2009, the Company impaired the investment down to $0, as there was no perceived value in the iAudio shares due to iAudio’s inactivity and inability to generate profits.

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
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:
	September 30, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net Book Value	Net Book Value
Computer equipment	$3,118	$2,706	$412	$825
Office equipment	2,490	2,490	-	830
	$5,608	$5,196	$412	$1,655

Depreciation of $1,242 and $2,482 are included in general and administrative expenses in the statement of operations for the nine months ended September 30, 2010 and 2009, respectively.  During the year ended December 31, 2009 and 2008, the Company acquired office and computer equipment totaling $4,160 and $1,448, respectively.

7.	Subsequent Events
On October 31, 2010, the Company received $35,000 from a shareholder pursuant to a convertible promissory note.  The note is payable upon demand and bears interest at 6% per annum. The shareholder has the option to convert the debt to the Company’s common shares for a settlement price per share equal to the average bid price quoted on the OTCBB for a period of 5 days prior to the date of conversion.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering, for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At September 30, 2010, no warrants had been exercised, and all issued and outstanding warrants expired in August 2010.

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

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and has also been granted the symbol “CVCT” on the OTC Bulletin Board.  The Company has elected a fiscal year end of December 31.

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

None.

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

Convenientcast Inc.
(formerly Lone Mountain Mines, Inc.)

Date:11/22/10	By: /s/ Kevin M. Murphy
President, CEO, and Director