Form 10-K
period 2010-12-31
CONVENIENTCAST INC.
filed 2011-04-15
CIK 1269879

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   No ☒  Yes ☐

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

Issuer’s common stock was not publicly traded during the year ended December 31, 2010.

Number of shares of Common Stock, $0.001 par value per share, of the issuer outstanding as of April 14, 2011: 17,195,000

DOCUMENTS INCORPORATED BY REFERENCE

A description of any “Documents Incorporated by Reference” is contained in Item 6 of this report.

EXHIBIT INDEX IS ON PAGE 21

Convenientcast, Inc.

PART I.
ITEM 1.  BUSINESS.

(a) Business Development.

Convenientcast, Inc. (fka Lone Mountain Mines, Inc.) is a Nevada corporation located in Fox Island, Washington.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company at that time. On April 25, 2008 the Company changed its name to iAudioCampus.com as part of a proposed business combination in which the Company was to acquire 100% ownership of iAudioCampus.com, a California company.   The Company did not complete the acquisition.  On August 11, 2008 the Company entered into an agreement to acquire a mineral property for $10,000 and changed its name to Lone Mountain Mines, Inc. in light of its new business direction. On June 9, 2009 the Company sold its interest in the Big Andy Mine for $15,000. On August 20, 2009, Lone Mountain Mines, Inc. filed Articles of Merger with the Nevada Secretary of State to merge with its wholly owned subsidiary, Convenientcast, Inc.  The only changes to the corporate structure and Articles of Incorporation of the Company due to the merger are that it no longer owns Convenientcast, Inc. and that it has amended its Articles of Incorporation to change its name to Convenientcast, Inc.

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and trades under the symbol “CVCT” on the OTC Bulletin Board.   The Company has elected a fiscal year end of December 31.

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

Since January 2011, our common shares have been publicly traded on the OTC Bulletin Board exchange under the symbol CVCT. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

Therefore, purchasers of our common stock should have a long-term investment intent and should recognize that it may be difficult to sell the Shares.

We lack operating revenue which may cause our business to fail.

Since the Company's principal activities to date have been primarily limited to organizational activities, and acquiring a property with potential for developing a drilling program, we have earned no revenues. Consequently, there is limited operating history upon which to base an assumption that we will be able to achieve our business plans, which could cause a Prospective Investor to lose his or her entire investment. The Company has a net loss and deficit accumulated during this development stage through December 31, 2010 of $568,467.

We are reliant on our two Officers and Directors.

Our Chief Executive Officer and President, Mr. Kevin Murphy, and CFO and Secretary, Mr. Howard Bouch, currently make all the final decisions regarding the Company’s business directions.

The Company is wholly dependent, at the present, upon the personal efforts and abilities of Mr. Murphy and Mr. Bouch, who will exercise control over the day-to-day affairs of the Company, but are engaged in other activities, and devote limited time to the Company’s activities.  This situation will continue until the Company’s business warrants and the Company is able to afford an expanded staff. There can be no assurance given that the volume of business necessary to employ all essential personnel on a full-time basis will be obtained or that the Company’s proposed operations will prove to be profitable. The Company will continue to be highly dependent on the continued services of its executive officers, and a limited number of other senior management and technical personnel. Loss of the services of one or more of these individuals could have a material adverse effect on the Company’s operations. As Mr. Murphy and Mr. Bouch are involved in other business opportunities, they may face a conflict in selecting between Convenientcast, Inc. and their other business interests.  We have not formulated a policy for the resolution of such conflicts.  If we lose Mr. Murphy and/or Mr. Bouch to other pursuits without sufficient warning, we may, consequently, go out of business.

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

At December 31, 2010, the Company had a working capital deficit of $48,227.  The Company estimates that it will require approximately $250,000 to fully implement its current business plan.

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

4,958,256 of the 17,195,000 shares of common stock issued and outstanding as of April 14, 2011 are held by affiliates of the Company and are eligible for resale under Rule 144, promulgated under the Act. See page 35 for additional information on Rule 144.  The possible resale of those shares at any time may have an adverse effect on the market price for our common stock.

The Board of Directors could issue stock to prevent a takeover by an acquirer or stockholder group.

The Company's authorized but unissued capital stock consists of 57,805,000 shares of common stock. There are no shares of preferred stock issued or authorized. One effect of the existence of authorized but unissued capital stock may be to enable the Board of Directors to render more difficult or to discourage an attempt to obtain control of the Company by means of a merger, tender offer, proxy contest, or otherwise, and thereby to protect the continuity of the Company's management. If, in the due exercise of its fiduciary obligations, for example, the Board of Directors were to determine that a takeover proposal was not in the Company's best interest, such shares could be issued by the Board of Directors without stockholder approval in one or more private placements or other transactions that might prevent, or render more difficult or costly, completion of the takeover transaction by diluting the voting or other rights of the proposed acquirer or insurgent stockholder or stockholder group, by creating a substantial voting block in institutional or other hands that might undertake to support the position of the incumbent Board of Directors, by effecting an acquisition that might complicate or preclude the takeover, or otherwise. The Company does not contemplate any additional issuances of common stock for this purpose at this time.  However, if such “super-voting” stock were to be issued, it could have a materially adverse effect on the aggregate voting power of the then-existing stockholders of the Company.

We could offer warrants, options and debentures and dilute holdings of Investors

As of December 31, 2010 there were no outstanding warrants or options to purchase common stock of the Company. Should the Company choose to offer incentive options to its key employees, the existence of these options may hinder our future equity offerings, and the exercise of these options would further dilute the interests of all of our then-existing stockholders. Future resale of the shares of common stock issuable on the exercise of warrants and/or options may have an adverse effect on the prevailing market price of our common stock. Furthermore, the holders of warrants and/or options may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

Additional shares of common stock may be issued without stockholder approval.

Convenientcast, Inc. has authorized capital of 75,000,000 shares of common stock, par value $0.001 per share, and no shares of preferred stock. As of April 14, 2011, there were 17,195,000 shares of common stock issued and outstanding. Our Board of Directors has authority, without action or vote of our stockholders, to issue all or part of the authorized but unissued shares. Any issuance of shares described in this paragraph will dilute the percentage ownership of our then existing stockholders and may dilute the book value of the common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders and approved during fiscal year covered by this report.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common shares are currently publicly traded on the OTC Bulletin Board exchange under the symbol CVCT. Trading prices of the common shares may fluctuate in response to a number of factors, many of which will be beyond our control. Market and industry factors may adversely affect the market price of the common shares, regardless of our operating performance.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Upon inception, the Company issued 12,250,000 (49,000 pre-split) shares of its unrestricted common stock for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.  The net cash investment of $275,000 was recognized as an available-for-sale investment to be accounted for under the provisions of ASC 320.  As of December 31, 2008, no unrealized holding gains or losses had been recorded on this investment.  At December 31, 2009, the Company impaired the investment down to $0, as there was no perceived value in the iAudio shares due to iAudio’s inactivity and inability to generate profits.

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering, for cash proceeds of $396,500 (net of $4,000 in offering expenses). A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At December 31, 2010, no warrants had been exercised, and all outstanding warrants expired by August 31, 2010.

On August 13, 2008, the Company issued 150,000 shares of common stock at $0.30 per share to a stockholder in exchange for services valued at $45,000 relating to the filing of a Form S-1 and obtaining a trading symbol on the NASD OTCBB.

On December 29, 2010, the Company issued 360,000 shares to an independent consultant at $.05 per share for $18,000 in services prepaid with common stock.

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

If the exploation results on the Company's acquisition of properties do not warrant drilling or further exploration, the Company will suspend operations on the property. The Company will then seek additional exploration properties and additional funding with which to do work on the new properties. In the event that the Company is unable to obtain additional financing or additional properties, it may not be able to continue active business operations.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to Convenientcast management as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that the Company’s internal disclosure controls and procedures were not effective as of December 31, 2010, due to a lack of segregation of duties and management’s unfamiliarity with US generally accepted accounting principles, which compromise our period closing and financial statement preparation procedures.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or (“COSO”).  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010, due to a lack of segregation of duties.

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

ITEM 9B.  OTHER INFORMATION

During the fiscal year ended December 31, 2010, there was no information required to be reported on Form 8-K which was not previously reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name and age of each individual who was a director or executive officer of Convenientcast, Inc. as of April 14, 2011, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Kevin M. Murphy	64	President/CEO/Director	November 29, 2007, to present
Howard Bouch	65	Secretary/CFO/Director	April 14, 2008, to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Mr. Kevin M. Murphy, President/CEO/Director

Mr. Murphy, age 64, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and as President and Director of Convenientcast, Inc. (formerly Wannigan Ventures/PC 9-11, Inc/iAudioCampus.com, Lone Mountain Mines, Inc.).  Mr. Murphy also serves as President and CEO of  Universal Potash Corp (symbol, UPCO, Pink Sheets). Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001.  He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002.  Mr. Murphy filed Bankruptcy in June of 2001. Mr Murphy is President and CEO of Black Hawk Exploration Inc. (symbol BHWX, Pink Sheets ). Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an alumnus of Sigma Alpha Epsilon.

Mr. Howard Bouch, Secretary/CFO/Director

Mr. Bouch, age 65, is a Private Practice Chartered Accountant with over 36 years of Public and Private international experience. Mr. Bouch originally qualified as a Chartered Accountant (English and Wales Institute) in 1968. Mr. Bouch joined Deloitte & Co, Lusaka, Zambia from 1970 - 1972. Mr. Bouch joined Anglo American Corp, Zambia working as Head Office Chief Accountant for Nchanga Consolidated Copper Mines (world's 2nd largest) from 1972 - 1976. In 1976, Mr. Bouch returned to the UK and joined Babcock and Wilcox, Engineers, Nottinghamshire, England as Chief Accountant for one of their subsidiaries. Mr. Bouch was Chief Accountant of a private building firm in Cumbria, England from 1978 - 1984.  In 1984 Mr. Bouch established a Private Practice as a Chartered Accountant and continues to provide professional services to Cumbrian firms to the present. Mr. Bouch is a Director of Viavid Broadcasting Inc., a fully reporting, US Public Company, trading on the Pink Sheets under the symbol VVDB; also of Tiger Oil and Energy, Inc. symbol TGRO. Mr Bouch is also Director and CFO of  Universal Potash Corp (symbol, UPCO, Pink Sheets) as well as Black Hawk Exploration Inc (symbol BHWX, Pink Sheets).

ITEM 11.  EXECUTIVE COMPENSATION

(a) The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended December 31, 2010 and 2009 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010 that received annual compensation during the fiscal year ended December 31, 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)

Kevin M. Murphy President/CEO/Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Howard Bouch Secretary/CFO/Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Norman Knowles President/CEO	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Shane Arsens CFO/Treasurer	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Greg Trevor Secretary	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(c) The Company renewed its management agreement with Wannigan Consulting Corp. (WCC), a Company of which Howard Bouch is a Director and CFO, for a period of four months commencing November 1, 2010. The agreement will be automatically renewed for another 4 months unless notice of termination is received by either party 30 days in advance. Pursuant to terms stated in the agreement, the Company compensates WCC $2,500 per month with pre-approved expenses to a maximum of $500 per month.

(d) Norman Knowles. Shane Arsens, Greg Trevor served in their capacities as indicated for the short period of December 14, 2009 through February 28, 2010.

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

Audit Committee

The Audit Committee currently consists of our two Board members, Mr. Kevin Murphy and Mr. Howard Bouch.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Upon inception, the Company issued 12,250,000 (49,000 pre-split) shares of its unrestricted common stock to its sole shareholder, Wannigan Capital Corp., for total cash of $490.  The proceeds were used to pay for incorporation and filing fees.

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

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of April 14, 2011. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of our common stock as of April 14, 2011.

Amount and Nature of Beneficial Ownership as of April 14, 2011.
Name of Beneficial Owner of Common Shares	Address of Beneficial Owner of common Shares	Number of Common Shares Owned	Percentage of Issued and Outstanding Common Shares
Kevin M. Murphy President/CEO/Director	1174 Manitou Dr NW Fox Island, WA 98333	1,403,630	8.21%
Wannigan Capital Corp(1)	1174 Manitou Dr NW., Fox Island, WA 98333	3,594,626	21.03%
Howard Bouch Secretary/CFO/Director	Grove House 13 Low Seaton Workington Cumbria, England CA141PR United Kingdom	110,000	0.64%

All officers and directors as a group (Group of 2)		5,108,256	29.88%
Ken Liebscher	5466 Canvasback Road Blaine, WA 98230	2,073,000	12.13%
Chancery Lane Investment Group Inc	60 Market Square, Box 364, Belize City, Belize Central America	1,166,600	6.82%
Sundance Capital Group, Inc.	625 Howe Street Suite 600, Vancouver, BC CANADA V6C 2T6	854,540	5.00%

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

Notes Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2012.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management determined on November 17, 2003 approximated the actual fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

On August 15, 2009, an affiliate advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest of $300 at 6% has been imputed during 2010 with the offset recorded in additional paid-in capital.

On March 10, 2010 and June 18, 2010, a stockholder advanced $3,500 and $5,000, respectively, to the Company.  The loans carried no interest or specific terms of repayment, and were repaid in full on October 25, 2010.

On March 23, 2010, a minority stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest of $225 at 6% has been imputed during 2010 with the offset recorded in additional paid-in capital.

On October 31, 2010, the Company issued a promissory convertible note in the amount of $35,000 to a minority stockholder.   The note is due on demand and accrues interest at 6% per annum, resulting in $351 in accrued interest and accrued interest as of and for the year ended December 31, 2010.  The note carries an option to convert the debt into common shares of the Company for a settlement price per share equal to the average bid price quoted of the Company’s common shares currently listed on the OTC Bulletin Board for a period of 5 days prior to the date of the conversion.  No bifurcation of the embedded conversion option as a derivative liability is necessary, as the economic characteristics and risks of the conversion option are clearly and closely related to those of the promissory note itself. In addition, as the fair market value of the Company’s common stock on the note’s issuance date approximated $0, there is no beneficial conversion feature.  On January 5, 2011, the Company issued 100,000 shares of common stock to the noteholder representing a $1,000 payment on the note.

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
2010	$11,400	Child, Van Wagoner & Bradshaw, PLLC
2009	$9,500	Child, Van Wagoner & Bradshaw, PLLC

(2) Audit-Related Fees
The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:
2010	$0	Child, Van Wagoner & Bradshaw, PLLC
2009	$250	Child, Van Wagoner & Bradshaw, PLLC

(3) Tax Fees
The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2010	$0	Child, Van Wagoner & Bradshaw, PLLC
2009	$400	Child, Van Wagoner & Bradshaw, PLLC

(4) All Other Fees
The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:
2010	$0	Child, Van Wagoner & Bradshaw, PLLC
2009	$0	Child, Van Wagoner & Bradshaw, PLLC

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

By:_/s/ Kevin M. Murphy
Kevin Murphy, President
Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Convenientcast, Inc.

By:_/s/ Howard Bouch
Howard Bouch
Secretary, Director, CFO
Date: April 15, 2011

By: /s// Kevin M. Murphy
Kevin Murphy, President, CEO, Director
Date: April 15, 2011

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)

Audited Financial Statements

For the years ended December 31, 2010 and 2009, and
the Period of August 15, 2003 (inception) through December 31, 2010

1

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)

For the years ended December 31, 2010 and 2009, and
the Period of August 15, 2003 (inception) through December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Convenientcast, Inc.
Las Vegas, NV

We have audited the accompanying balance sheets of Convenientcast, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended, and for the period of August 15, 2003 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for the years then ended, and for the period of August 15, 2003 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
April 13, 2011

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2010	2009
ASSETS

Current assets
Cash	$10,491	$57
Prepaid expense (Note 3)	18,000	-
Prepaid expense – related party (Note 2)	400	2,075
Deposits – related party (Note 2)	800	-
Total current assets	29,691	2,132

Fixed assets (Note 6)
Office and computer equipment	5,608	5,608
Less accumulated depreciation	(5,333)	(3,953)
Total fixed assets	275	1,655

Total assets	$29,966	$3,787

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$7,867	$10,649
Accrued expenses – related party (Note 2)	6,200	-
Accrued interest, convertible notes payable – related party (Note 2)	351	-
Notes payable – related party (Note 2)	10,000	5,000
Convertible notes payable – related party (Note 2)	35,500	500

Total current liabilities	59,918	16,149

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
17,095,000 and 16,735,000 shares issued and outstanding,
December 31, 2010 and 2009, respectively	17,095	16,735
Additional paid-in capital	521,420	503,255
Deficit accumulated during development stage	(568,467)	(532,352)

Total stockholders' deficit	(29,952)	(12,362)

Total liabilities and stockholders' deficit	$29,966	$3,787

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc.
 (fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
           Statements of Operations

			Cumulative
			from Inception,
	Years ended		August 15, 2003,
	Ended December 31,		to December 31,
	2010	2009	2010

Income	$-	$-	$-

Expenses
Organizational costs	-	-	490
Professional fees	22,259	20,172	86,813
Management fees – related party	6,000	-	163,500
Other general and administrative	6,980	12,178	46,788
Total operating expenses	35,239	32,350	297,591

Other Income (Expenses)
Impairment of available-for-sale investment	-	(275,000)	(275,000)
Gain on sale of mineral claims	-	5,000	5,000
Interest expense	(876)	-	(876)
Total other income (expenses)	(876)	(270,000)	(270,876)

Net loss available to common stockholders and deficit accumulated during development stage	$(36,115)	$(302,350)	$(568,467)

Net loss per common share, basic and diluted	$(0.00)	$(0.02)

Weighted average outstanding common shares	16,736,973	16,735,000

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc.
(fka Lone Mountain Mines, Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders' Deficit
Period of August 15, 2003 (Inception) to December 31, 2010

				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid in	during Dev.	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance at inception, April 15, 2003	-	$-	$-	$-	$-
Common stock issued for cash
at $0.001 per share	12,250,000	12,250	(11,760)	-	490
Net loss, 2003	-	-	-	(911)	(911)

Balance, December 31, 2003	12,250,000	12,250	(11,760)	(911)	(421)
Net loss, 2004	-	-	-	(7,466)	(7,466)

Balance, December 31, 2004	12,250,000	12,250	(11,760)	(8,377)	(7,887)
Net loss, 2005	-	-	-	(27,532)	(27,532)

Balance, December 31, 2005	12,250,000	12,250	(11,760)	(35,909)	(35,419)
Net loss, 2006	-	-	-	(29,195)	(29,195)

Balance, December 31, 2006	12,250,000	12,250	(11,760)	(65,104)	(64,614)
Net loss, 2007	-	-	-	(32,784)	(32,784)

Balance, December 31, 2007	12,250,000	12,250	(11,760)	(97,888)	(97,398)
Common stock issued to settle debt
at $0.026 per share – Note 2	3,000,000	3,000	75,000	-	78,000
Common stock issued for cash
at $0.30 per share, net – Note 3	1,335,000	1,335	395,165	-	396,500
Common stock issued for services
at $.30 per share – Note 2	150,000	150	44,850	-	45,000
Net loss, 2008	-	-	-	(132,114)	(132,114)

Balance, December 31, 2008	16,735,000	16,735	503,255	(230,002)	289,988
Net loss, 2009	-	-	-	(302,350)	(302,350)

Balance, December 31, 2009	16,735,000	16,735	503,255	(532,352)	(12,362)
Common stock issued for as
prepayment for services
at $.05 per share – Note 3	360,000	360	17,640	-	18,000
Imputed interest – Note 3	-	-	525	-	525
Net loss, 2010	-	-	-	(36,115)	(36,115)

Balance, December 31, 2010	17,095,000	$17,095	$521,420	$(568,467)	$(29,952)

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
 (A Development Stage Company)
Statements of Cash Flows

			Cumulative from
			Inception,
			August 15, 2003
	Years Ended		to
	December 31,		December 31,
	2010	2009	2010

C Cash flows from operating activities
Net loss and accumulated deficit	$(36,115)	$(302,350)	$(568,467)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	1,380	3,310	5,333
Stock issued for services	-	-	45,000
Impairment of available-for-sale investment	-	275,000	275,000
Gain on sale of mineral claims	-	(5,000)	(5,000)
Interest imputed on notes payable – related parties	525	-	525
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses – related party	1,675	(2,075)	(400)
Decrease (increase) in deposits – related party	(800)	5,075	(800)
Increase (decrease) in accounts payable	(2,782)	3,540	7,867
Increase in accrued expenses – related party	6,200	-	84,200
Increase in accrued interest, convertible notes payable – related party	351	-	351
Total cash flows used in operating activities	(29,566)	(22,500)	(156,391)

Cash flows from investing activities
Purchase of mineral property interest	-	-	(10,000)
Proceeds from sale of mining claim	-	15,000	15,000
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	-	(4,160)	(5,608)
Net cash flows provided by (used in) investing activities	-	10,840	(275,608)

C Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from notes payable – related party	13,500	5,000	18,500
Proceeds from convertible notes payable – related party	35,000	-	35,500
Payment on notes payable – related party	(8,500)	-	(8,500)
Net cash flows provided by financing activities	40,000	5,000	442,490

Net change in cash	10,434	(6,660)	10,491
Beginning cash balance	57	6,717	-
Ending cash balance	$10,491	$57	$10,491

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock as prepayment for services	$18,000	$-	$18,000

See Accompanying Notes to Audited Financial Statements

Convenientcast, Inc
(fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Audited Financial Statements
For the Years ended December 31, 2010 and 2009 and the
Period from August 15, 2003 (inception) through December 31, 2010

1.	Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Convenientcast, Inc. (fka Lone Mountain Mines, Inc.), a development stage company (the Company), is presented to assist in understanding the Company's financial statements. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with ASC 915, “Development Stage Entities.”

Business Activity

Convenientcast, Inc. (fka Lone Mountain Mines, Inc.) is a Nevada corporation located in Las Vegas, Nevada.  The Company was originally organized on August 15, 2003 as Wannigan Ventures, Inc. to function as a holding company for making business acquisitions in various industries and providing business development services for those entities. The Company changed its name to PC 9-1-1, Inc. on December 28, 2007 to better reflect the direction of the Company at that time. On April 25, 2008, the Company changed its name to iAudioCampus.com (iAudio) as part of a proposed business combination in which the Company was to acquire 100% ownership of iAudioCampus.com, a California company (see Note 5).   The Company did not complete the acquisition.  On August 11, 2008, the Company entered into an agreement to acquire a mineral property for $10,000 and changed its name to Lone Mountain Mines, Inc. in light of its new business direction. On June 9, 2009, the Company sold its interest in the Big Andy Mine for $15,000. On August 20, 2009, Lone Mountain Mines, Inc. filed Articles of Merger with the Nevada Secretary of State to merge with its wholly-owned subsidiary, Convenientcast, Inc.  The only changes to the corporate structure and Articles of Incorporation of the Company due to the merger are that it no longer owns Convenientcast, Inc. and that it has amended its Articles of Incorporation to change its name to Convenientcast, Inc.

The Company received approval from FINRA for the name change effective as of the opening of businesses on September 21, 2009 and trades under the symbol “CVCT” on the OTC Bulletin Board.  The Company has elected a fiscal year end of December 31.

Income Taxes
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through December 31, 2010 of $568,467 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $199,000 were offset by the valuation allowance, which increased by approximately $12,600 and $105,800 during the years ended December 31, 2010 and 2009, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at December 31, 2010 or 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010 or 2009. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended December 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through December 31, 2010

1.	Organization and Summary of Significant Accounting Policies (Con’d)

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $10,491 and $57 in cash and cash equivalents at December 31, 2010 and December 31, 2009, respectively.

Fixed Assets
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years.

Earnings (Loss) Per Share

Earnings (loss) per share (EPS) are computed based on the weighted average number of shares outstanding during the audit period. The Company’s convertible debt (Note 2) is potentially dilutive, but does not impact the computation of fully diluted EPS because the effect would be antidilutive due to the Company’s cumulative losses. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-04, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

2.	Related Party Transactions

Convertible Notes Payable

On November 17, 2003, the Company entered into a $500 non-interest bearing note payable with its then only stockholder, repayment of which was originally due January 1, 2005 but has been extended by the stockholder to January 1, 2012.  The stockholder retains the option to convert this loan to 500,000 shares at $.001 per share. Because of the negligible benefit of converting the debt to shares at the conversion price of $.001 (which management determined on November 17, 2003 approximated the actual fair value of the Company’s shares), no beneficial conversion feature has been recorded.  No principal payments have been made on the note, and interest has not been imputed due to the insignificant impact on the financial statements.  The funds were used to pay audit fees and maintain a Company bank account.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended December 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through December 31, 2010

2.	Related Party Transactions (continued)

Convertible Notes Payable (continued)
On October 31, 2010, the Company issued a promissory convertible note in the amount of $35,000 to a minority stockholder.   The note is due on demand and accrues interest at 6% per annum, resulting in $351 in accrued interest and interest expense as of and for the year ended December 31, 2010.  The note carries an option to convert the debt into common shares of the Company for a settlement price per share equal to the average bid price quoted of the Company’s common shares currently listed on the OTC Bulletin Board for a period of 5 days prior to the date of the conversion.  No bifurcation of the embedded conversion option as a derivative liability is necessary, as the economic characteristics and risks of the conversion option are clearly and closely related to those of the promissory note itself. In addition, as the fair market value of the Company’s common stock on the note’s issuance date approximated $0, there is no beneficial conversion feature.  As explained in Note 7, the Company made a $1,000 payment on the note on January 5, 2011.

Notes Payable
On August 15, 2009, an affiliate advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest of $300 at 6% has been imputed during 2010 with the offset recorded in additional paid-in capital.

On March 10, 2010 and June 18, 2010, a stockholder advanced $3,500 and $5,000, respectively, to the Company.  The loans carried no interest or specific terms of repayment, and were repaid in full on October 25, 2010.

On March 23, 2010, a minority stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest of $225 at 6% has been imputed during 2010 with the offset recorded in additional paid-in capital.

Consulting Agreement and Accrued Expenses
The Company entered into a consulting agreement with a minority stockholder (the Stockholder) for the period of one year commencing October 1, 2004.  The agreement was automatically renewed at the end of the initial term, and continued to be renewed indefinitely for one-year periods until terminated December 31, 2007.  The Stockholder acted as the office manager and management consultant for the Company, and was compensated $2,000 per month, plus reasonable out-of-pocket expenses.   At December 31, 2007, the Company had incurred 39 months of consulting expense totaling $78,000, and owed an additional $12,850 in miscellaneous expenses incurred in the Company’s behalf.  On April 16, 2008, the $78,000 was paid to the Stockholder by issuance of 3,000,000 shares of common stock valued at $.026 per share.  The Company also reimbursed the consultant for the $12,850 in expenses, resulting in a $0 balance at December 31, 2008.

The Company renewed its management agreement with the Stockholder for a period of six months commencing August 13, 2008. Pursuant to terms stated in the agreement, the Company paid $10,000 cash and issued 150,000 shares of common stock to the Stockholder upon the signing of the agreement.  The stock was valued at $45,000 ($.30 per share) and recorded as management fee expense.  Remaining payment terms required a $10,000 payment upon filing of a Form S-1, and a $5,000 payment upon obtaining trading privileges on the NASD OTCBB.  The Stockholder was also authorized to incur pre-approved expenses in the Company’s behalf up to $5,000.  The S-1 was filed in December 2008, at which point the second $10,000 payment was made.  The Company also paid the Stockholder $5,000 when its NASD OTCBB privileges were approved during the second quarter of 2009.

The Company renewed the consulting agreement with the Stockholder for the period of four months commencing November 1, 2010 for compensation of $2,500 per month plus monthly expenses of $500.   The Stockholder currently provides office services and acts as a management consultant for the Company.  A total of $6,000 of management consulting fees were accrued during the year ended December 31, 2010.  The agreement was renewed for another four months at the conclusion of the initial term.

In March 2010, a minority stockholder paid $200 to the Company’s outsourced accountant in the Company’s behalf.  The payment will be reimbursed as funds allow.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended December 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through December 31, 2010

2.	Related Party Transactions (continued)

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

Lease Agreement
The Company entered into a lease agreement with a stockholder for office space in Nevada for a one-year period commencing April 1, 2008 with monthly rent payments of $400 and a security deposit of $1,200.  The Company paid an additional $2,675 plus $4,800 in rent prepayments and other maintenance fees for rent up front, resulting in a deposit balance of $5,075 at December 31, 2008.  The deposit was applied to rent and other related fees in the year ended December 31, 2009.

The Company renewed the lease agreement on a month-to-month basis commencing January 1, 2010 with monthly rent payments of $400 and a security deposit of $800.  Rent expense for each of the years ended December 31, 2010 and 2009 was $4,800.   In December 2010, the Company paid $400 in advance for the January 2011 rent.

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. Two warrants are required to purchase one common share. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements.  At December 31, 2010, no warrants had been exercised, and all issued and outstanding warrants expired in August 2010.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended December 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through December 31, 2010

3.	Stockholders’ Equity (Deficit) (continued)

On August 13, 2008, the Company issued 150,000 shares of its common stock at $.30 per share to an existing stockholder pursuant to the consulting agreement in Note 2 for services totaling $45,000.

On December 29, 2010, the Company entered into an investor relations and consulting agreement with an unrelated third party for the period of December 29, 2010 through March 31, 2011. Pursuant to the agreement, the Company issued to the Consultant upon the agreement’s execution, 360,000 shares of its common stock at $.05 per share totaling $18,000 that has been reported as a prepaid expense (equity) to be amortized ratably over the term of the agreement.  The Company is also required to compensate the Consultant $5,000 on the first day of each of January, February, and March 2011, for total compensation of $33,000.  The Company was unable to make the cash payments and is in default as of March 31, 2011.  In the event of default, the agreement requires the Company pay to pay a penalty of 40% on the outstanding cash payments, which computes to $6,000.

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

The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 was recognized as an available-for-sale investment to be accounted for under the provisions of ASC 320.  As of December 31, 2008, no unrealized holding gains or losses had been recorded on this investment.  At December 31, 2009, the Company impaired the investment down to $0, as there was no perceived value in the iAudio shares due to iAudio’s inactivity and inability to generate profits.

Global Fusion Media, Inc.
On December 8, 2009, the Company entered into an agreement with Global Fusion Media Inc. to purchase all the outstanding shares of C-Store Network, LLC (“C-Store”), a Nevada company, in consideration of 32,000,000 shares of the Company’s common stock.    This transaction was not completed and was cancelled on February 28, 2010.

Convenientcast, Inc
 (fka Lone Mountain Mines, Inc.)
A Development Stage Company
Notes to Audited Financial Statements
For the Years Ended December 31, 2010 and 2009, and the
Period from August 15, 2003 (inception) through December 31, 2010

6.	Fixed Assets
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:

	December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$3,118	$2,843	$275
Office equipment	2,490	2,490	-
	$5,608	$5,333	$275

	December 31, 2009
	Cost	Accumulated Depreciation	Net Book Value
Computer equipment	$3,118	$2,293	$825
Office equipment	2,490	1,660	830
	$5,608	$3,953	$1,655

Depreciation of $1,380 and $3,310 are included in general and administrative expenses in the statement of operations for the years ended December 31, 2010 and 2009, respectively.  During the years ended December 31, 2010 and 2009, the Company acquired office and computer equipment totaling $0 and $4,160, respectively.

7.	Subsequent Events

On January 5, 2011, the Company issued 100,000 common shares at a price of $.01 per share to convert $1,000 of the principal amount of a convertible note payable originally entered into on October 31, 2010 in the amount of $35,000 (Note 2).

On March 25, 2011, the Company received $10,000 from two minority shareholders ($5,000 each).  The loans are non-interest bearing and payable on demand.

The Company has evaluated its subsequent events from the balance sheet date through the date of this report and determined that there are no additional events to disclose.

