Form 10-Q
period 2011-03-31
CONVENIENTCAST INC.
filed 2011-05-20
CIK 1269879

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes ☒ No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 16, 2011 the registrant had 17,555,000 issued and outstanding shares of common stock.

Convenientcast, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2010 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

Convenientcast, Inc
(A Development Stage Company)

Unaudited Financial Statements

For the three months ended March 31, 2011 and 2010, and
the Period of August 15, 2003 (inception) through March 31, 2011

Convenientcast, Inc
 (A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash	$2,403	$10,491
Prepaid expense (Note 3)	-	18,000
Prepaid expense – related party (Note 2)	-	400
Deposits – related party (Note 2)	800	800
Total current assets	3,203	29,691

Fixed assets (Note 6)
Office and computer equipment	5,608	5,608
Less accumulated depreciation	(5,408)	(5,333)
Total fixed assets	200	275

Total assets	$3,403	$29,966

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$23,586	$7,867
Accrued expenses – related party (Note 2)	6,600	6,200
Accrued interest, convertible notes payable – related party (Note 2)	860	351
Notes payable – related party (Note 2)	20,000	10,000
Convertible notes payable – related party (Note 2)	34,500	35,500

Total current liabilities	85,546	59,918

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
17,195,000 and 17,095,000 shares issued and outstanding,
March 31, 2011 and December 31, 2010, respectively	17,195	17,095
Additional paid-in capital	522,470	521,420
Deficit accumulated during development stage	(621,808)	(568,467)

Total stockholders' deficit	(82,143)	(29,952)

Total liabilities and stockholders' deficit	$3,403	$29,966

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc.
 (A Development Stage Company)
Statements of Operations
(unaudited)

			Cumulative
			from Inception,
	Three months		August 15, 2003,
	Ended March 31,		to March 31,
	2011	2010	2011

Income	$-	$-	$-

Expenses
Organizational costs	-	-	490
Professional fees	2,294	2,827	89,107
Management fees – related party	9,000	-	172,500
Other general and administrative	41,388	3,786	88,176
Total operating expenses	52,682	6,613	350,273

Other Income (Expenses)
Impairment of available-for-sale investment	-	-	(275,000)
Gain on sale of mineral claims	-	-	5,000
Interest expense	(659)	-	(1,535)
Total other income (expenses)	(659)	-	(271,535)

Net loss available to common stockholders and deficit accumulated during development stage	$(53,341)	$(6,613)	$(621,808)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average outstanding common shares	17,189,444	16,735,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

	Three months Ended March 31,		Cumulative from Inception, August 15, 2003 to March 31,
	2011	2010	2011

Cash flows from operating activities
Net loss and accumulated deficit	$(53,341)	$(6,613)	$(621,808)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	75	552	5,408
Stock issued for services	-	-	45,000
Impairment of available-for-sale investment	-	-	275,000
Gain on sale of mineral claims	-	-	(5,000)
Interest imputed on notes payable – related parties	150	-	675
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	18,000	-	18,000
Decrease (increase) in prepaid expenses – related party	400	2,075	-
Decrease (increase) in deposits – related party	-	-	(800)
Increase (decrease) in accounts payable	15,719	(4,062)	23,586
Increase in accrued expenses – related party	400	-	84,600
Increase in accrued interest, convertible notes payable – related party	509	-	860
Total cash flows used in operating activities	(18,088)	(8,048)	(174,479)

Cash flows from investing activities
Purchase of mineral property interest	-	-	(10,000)
Proceeds from sale of mining claim	-	-	15,000
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	-	-	(5,608)
Net cash flows provided by (used in) investing activities	-	-	(275,608)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from notes payable – related party	10,000	8,700	28,500
Proceeds from convertible notes payable – related party	-	-	35,500
Payment on notes payable – related party	-	-	(8,500)
Net cash flows provided by financing activities	10,000	8,700	452,490

Net change in cash	(8,088)	652	2,403
Beginning cash balance	10,491	57	-
Ending cash balance	$2,403	$709	$2,403

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock on conversion of convertible note	$1,000	$-	$1,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the three months ended March 31, 2011 and 2010 and the
Period from August 15, 2003 (inception) through March 31, 2011

1.	Organization and Summary of Significant Accounting Policies

This summary of significant accounting policies of Convenientcast, Inc., a development stage company (the Company), is presented to assist in understanding the Company's financial statements. These accounting policies conform to U.S. generally accepted accounting principles and have been consistently applied in the preparation of the accompanying financial statements.  The Company has not realized revenues from its planned principal business purpose and, accordingly, is considered to be in its development stage in accordance with ASC 915, “Development Stage Entities.”

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

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through March 31, 2011 of $621,808 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $218,000 were offset by the valuation allowance, which increased by approximately $18,700 and $2,300 during the three months ended March 31, 2011 and 2010, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at March 31, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2011 or December 31, 2010. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2011 and 2010, and the
Period from August 15, 2003 (inception) through March 31, 2011

1. Organization and Summary of Significant Accounting Policies (Cont’d)

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $2,403 and $10,491 in cash and cash equivalents at March  31, 2011 and December 31, 2010, respectively.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2011 and 2010, and the
Period from August 15, 2003 (inception) through March 31, 2011

2.	Related Party Transactions (continued)

Convertible Notes Payable (continued)
On October 31, 2010, the Company issued a promissory convertible note in the amount of $35,000 to a minority stockholder.   The note is due on demand and accrues interest at 6% per annum, resulting in $860 in accrued interest as of March 31, 2011 and $509 in interest expense for the three months then ended.  The note carries an option to convert the debt into common shares of the Company for a settlement price per share equal to the average bid price quoted of the Company’s common shares currently listed on the OTC Bulletin Board for a period of 5 days prior to the date of the conversion.  No bifurcation of the embedded conversion option as a derivative liability is necessary, as the economic characteristics and risks of the conversion option are clearly and closely related to those of the promissory note itself. In addition, as the fair market value of the Company’s common stock on the note’s issuance date approximated $0, there is no beneficial conversion feature.  On January 5, 2011, the stockholder converted $1,000 of debt for 100,000 common shares (Note 3), resulting in a $34,000 balance at March 31, 2011.

Notes Payable
On August 15, 2009, an affiliate advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest expense of $75 has been imputed at 6% for the three months ended March 31,2011, with the offset recorded in additional paid-in capital.

On March 10, 2010 and June 18, 2010, a stockholder advanced $3,500 and $5,000, respectively, to the Company.  The loans carried no interest or specific terms of repayment, and were repaid in full on October 25, 2010.

On March 23, 2010 and March 25, 2011, a minority stockholder advanced $5,000 and $5,000, respectively to the Company.  The loans bear no interest and have no specific terms of repayment.  Interest expense of $75 has been imputed at 6% for the three months ended March 31, 2011, with the offset recorded in additional paid-in capital.

On March 25, 2011 a minority stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest expense will be imputed at 6% with the offset recorded to additional paid-in capital

Consulting Agreement and Accrued Expenses
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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2011 and 2010, and the
Period from August 15, 2003 (inception) through December 31, 2011

2.	Related Party Transactions (continued)

Consulting Agreement and Accrued Expenses (continued)
The Company renewed the consulting agreement with the Stockholder for the period of four months commencing November 1, 2010 for compensation of $2,500 per month plus monthly expenses of $500.   The Stockholder currently provides office services and acts as a management consultant for the Company.  A total of $9,000 in management consulting fees were incurred during the three months ended March 31, 2011, of which $6,000 remained accrued at March 31, 2011.  The agreement was renewed for another four months at the conclusion of the initial term.

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

The Company renewed the lease agreement on a month-to-month basis commencing January 1, 2010 with monthly rent payments of $400 and a security deposit of $800.  Rent expense for each of the three months ended March 31, 2011 and 2010 was $1,200, with $400 and $0 in accrued rent at March 31, 2011 and December 31, 2010, respectively.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2011 and 2010, and the
Period from August 15, 2003 (inception) through March 31, 2011

3.	Stockholders’ Equity (Deficit) (continued)

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

On December 29, 2010, the Company entered into an investor relations and consulting agreement with an unrelated third party for the period of December 29, 2010 through March 31, 2011. Pursuant to the agreement, the Company issued to the Consultant upon the agreement’s execution, 360,000 shares of its common stock at $.05 per share totaling $18,000 was reported as a prepaid expense at December 31, 2010 and amortized ratably over the three months ended March 31, 2011.  The Company is also required to compensate the Consultant $5,000 on the first day of each of January, February, and March 2011.  The Company was unable to make the cash payments and is in default as of March 31, 2011.  In the event of default, the agreement requires the Company to pay a penalty of 40% on the outstanding cash payments.  Total compensation of $33,000 plus $6,000 default expense have been included in other general and administrative expenses for the three months ended March 31, 2011.  The agreement was renewed for a subsequent three-month term commencing April 1, 2011.  Pursuant to the renewed agreement, the Company is required to make $5,000 monthly payments and issue 360,000 additional shares of stock to the Consultant (Note 7).

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2011 and 2010, and the
Period from August 15, 2003 (inception) through March 31, 2011

5.	Asset Acquisitions and Subsequent Terminations

iAudioCampus.com
On April 23, 2008, the Company entered into an agreement to purchase all the outstanding shares of iAudioCampus.com, Inc. (“iAudio”), a California company, for consideration of $400,000 cash and 13,000,000 shares of the Company’s common stock.  A payment of $175,000 was made on the date of the agreement’s inception, and additional $100,000 payments were required to be made on May 22, 2008 and June 22, 2008 (extended to July 31, 2008).  The remaining $25,000 was to be used for audit and legal fees.The Company did not make the final payment of $100,000 and the agreement was terminated on August 1, 2008.  Terms of the termination included the cancellation of the 13,000,000 shares issued to iAudio for the acquisition, and conversion of the $275,000 cash advanced and the $25,000 used to pay for legal and audit expenses into a private placement in iAudio of 1,000,000 shares, and that the Company change its name.   The net cash paid of $275,000 was recognized as an available-for-sale investment to be accounted for under the provisions of ASC 320.  As of December 31, 2008, no unrealized holding gains or losses had been recorded on this investment.  At December 31, 2009, the Company impaired the investment down to $0, as there was no perceived value in the iAudio shares due to iAudio’s inactivity and inability to generate profits.

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

The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:

	March 31, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	$3,118	$2,918	$200	$275
Office equipment	2,490	2,490	-	-
	$5,608	$5,408	$200	$275

Depreciation of $75 and $552 are included in general and administrative expenses in the statement of operations for the three months ended March 31, 2011 and 2010, respectively.

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Three Months Ended March 31, 2011 and 2010, and the
Period from August 15, 2003 (inception) through March 31, 2011

7.	Subsequent Events

Consulting Agreement
On April 1, 2011, the Company renewed its investor relations and consulting agreement with a minority stockholder for the period of April 1, 2011 through June 30, 2011. The Company issued to the Consultant upon the agreement’s renewal, 360,000 additional shares of its common stock at $.05 per share totaling $18,000 that will be amortized ratably over the renewed term of the agreement.  The Company is also required to compensate the Consultant $5,000 on the first day of each of April, May, and June 2011, for total additional compensation of $33,000.

Potash Mining Lease
On May 6, 2011, the Company was the successful bidder on three tracts of potash leases offered by the State of North Dakota, State Land Department (the Lessor). On May 11, 2011, the Company executed three potash lease agreements for a total up-front payment of $4,181.  The leases grant the Company the right to enter and occupy the leased properties for the purpose of exploring, mining, developing, and producing potassium, sodium, phosphorus, and other similar salts and compounds.  The lease is granted for a primary term of five years and for a secondary term of so long thereafter as the salts and compounds are produced in paying quantities.  The Company shall pay the Lessor a 2.5% royalty computed on the gross value of the product after processing.

The Company may cancel the leases at any time with express written consent of the Lessor, given the Company is in compliance with all terms of the lease agreements.

The Company’s plan is to expand its potash interests and seek additional acquisition opportunities in this mineral sector. The Company also plans to investigate, and if such investigation warrants, acquire an interest in one or more potash associated business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation.

Notes Payable
On May 9, 2011, a minority stockholder advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.

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

On May 6, 2011 Convenientcast was the successful bidder on 3 tracts of potash leases offered by the State of North Dakota, State Land Department. The Company’s plan is to expand its potash interests and seek additional acquisition opportunities in this mineral sector. The Company also plans to investigate, and if such investigation warrants, acquire an interest in one or more potash associated business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation.

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

Convenientcast Inc.

Date: 5/19/11	By: /s/ Kevin M. Murphy
President, CEO, and Director