Form 10-Q
period 2011-06-30
CONVENIENTCAST INC.
filed 2011-08-22
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549
Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-32032

Convenientcast Inc.
(Name of Registrant in its Charter)

NEVADA	83-0375241
--------------------	--------------------
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

1174 Manitou Dr., PO Box 363
Fox Island, WA 98333
----------------------------------------
(Address of principal executive offices)

(253) 973-7135
--------------------
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

☒ Yes ☐No

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

☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 11, 2011 the registrant had 17,555,000 issued and outstanding shares of common stock.

Convenientcast, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2010 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

Convenientcast, Inc
(A Development Stage Company)

Unaudited Financial Statements

For the six months ended June 30, 2011 and 2010, and

the Period of August 15, 2003 (inception) through June 30, 2011

Convenientcast, Inc
 (A Development Stage Company)
Balance Sheets
	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash	$146	$10,491
Prepaid expense (Note 3)	-	18,000
Prepaid expense – related party (Note 2)	400	400
Deposits – related party (Note 2)	800	800
Total current assets	1,346	29,691

Fixed assets (Note 6)
Office and computer equipment	5,608	5,608
Less accumulated depreciation	(5,484)	(5,333)
Total fixed assets	124	275

Mineral Leases	4,181	-

Total assets	$5,651	$29,966

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$42,521	$7,867
Accrued expenses – related party (Note 2)	15,600	6,200
Accrued interest, convertible notes payable – related party (Note 2)	1,384	351
Notes payable – related party (Note 2)	30,000	10,000
Convertible notes payable – related party (Note 2)	34,500	35,500

Total current liabilities	124,005	59,918

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
17,555,000 and 17,095,000 shares issued and outstanding,
June 30, 2011 and December 31, 2010, respectively	17,555	17,095
Additional paid-in capital	540,460	521,420
Deficit accumulated during development stage	(676,369)	(568,467)

Total stockholders' deficit	(118,354)	(29,952)

Total liabilities and stockholders' deficit	$5,651	$29,966

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					Cumulative
	For the Three Months		For the Six Months		from Inception,
	Ended June 30,		Ended June 30,		August 15, 2003
	2011	2010	2011	2010	to June 30, 2011

Income
Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Organizational costs	-	-	-	-	490
Professional fees	8,522	1,794	10,816	4,621	97,629
Management fees – related party	9,000	-	18,000	-	181,500
Other general and administrative	37,389	5,150	79,587	8,936	124,865
Total operating expenses	54,911	6,944	108,403	13,557	404,484

Other Income (Expenses)
Impairment of available-for-sale investment	-	-	-	-	(275,000)
Gain on sale of mineral claims	-	-	-	-	5,000
Interest expense	(350)		(500)		(1,885)
Total other income (expenses)	(350)	-	(500)	-	(271,885)

Net loss accumulated during development stage	(54,561)	(6,944)	(107,903)	(13,557)	$(676,369)

Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average outstanding shares	17,198,956	16,735,000	17,194,227	16,735,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Cumulative from
			Inception,
			August 15, 2003
	Six months Ended		to
	June 30,		June 30,
	2011	2010	2011

Cash flows from operating activities
Net loss and accumulated deficit	$(107,903)	$(13,557)	$(676,369)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	151	1,105	5,484
Stock issued for services	18,000	-	81,000
Impairment of available-for-sale investment	-	-	275,000
Gain on sale of mineral claims	-	-	(5,000)
Interest imputed on notes payable – related parties	500	-	1,025
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	18,000	-	-
Decrease (increase) in prepaid expenses – related party	-	2,075	(400)
Decrease (increase) in deposits – related party	-	-	(800)
Increase (decrease) in accounts payable	34,655	(2,374)	42,521
Increase in accrued expenses – related party	9,400	-	93,600
Increase in accrued interest, convertible notes payable – related party	1,033	-	1,384
Total cash flows used in operating activities	(26,164)	(12,751)	(182,555)

Cash flows from investing activities
Purchase of mineral property interest	(4,181)	-	(14,181)
Proceeds from sale of mining claim	-	-	15,000
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	-	-	(5,608)
Net cash flows provided by (used in) investing activities	(4,181)	-	(279,789)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from notes payable – related party	20,000	13,700	38,500
Proceeds from convertible notes payable – related party	-	-	35,500
Payment on notes payable – related party	-	-	(8,500)
Net cash flows provided by financing activities	20,000	13,700	462,490

Net change in cash	(10,345)	949	146
Beginning cash balance	10,491	57	-
Ending cash balance	$146	$1,006	$146

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock on conversion of convertible note	$1,000	$-	$1,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the six months ended June 30, 2011 and 2010 and the
Period from August 15, 2003 (inception) through June 30, 2011

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

On May 11, 2011 the Company purchased three Potash leases, for cash, in Burke County North Dakota totaling 163.92 acres.

Income Taxes
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through June 30, 2011 of $676,369 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $237,000 were offset by the valuation allowance, which increased by approximately $37,800 and $4,700 during the six months ended June 30, 2011 and 2010, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at June 30, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2011 or December 31, 2010. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through June 30, 2011

1.	Organization and Summary of Significant Accounting Policies (Cont’d)

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $146 and $10,491 in cash and cash equivalents at June 30, 2011 and December 31, 2010, respectively.

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2011-07, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through June 30, 2011

2.	Related Party Transactions (continued)

Convertible Notes Payable (continued)
On October 31, 2010, the Company issued a promissory convertible note in the amount of $35,000 to a minority stockholder.   The note is due on demand and accrues interest at 6% per annum, resulting in $1,384 in accrued interest as of June 30, 2011 and $1,033 in interest expense for the six months then ended.  The note carries an option to convert the debt into common shares of the Company for a settlement price per share equal to the average bid price quoted of the Company’s common shares currently listed on the OTC Bulletin Board for a period of 5 days prior to the date of the conversion.  No bifurcation of the embedded conversion option as a derivative liability is necessary, as the economic characteristics and risks of the conversion option are clearly and closely related to those of the promissory note itself. In addition, as the fair market value of the Company’s common stock on the note’s issuance date approximated $0, there is no beneficial conversion feature.  On January 5, 2011, the stockholder converted $1,000 of debt for 100,000 common shares (Note 3), resulting in a $34,000 balance at June 30, 2011.

Notes Payable
On August 15, 2009, an affiliate advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest expense of $150 has been imputed at 6% for the six months ended June 30, 2011, with the offset recorded in additional paid-in capital.

On March 10, 2010 and June 18, 2010, a stockholder advanced $3,500 and $5,000, respectively, to the Company.  The loans carried no interest or specific terms of repayment, and were repaid in full on October 25, 2010.

On March 23, 2010, March 25, 2011, and May 9, 2011 a minority stockholder advanced $5,000 and $5,000, respectively to the Company.  The loans bear no interest and have no specific terms of repayment.  Interest expense of $250 has been imputed at 6% for the six months ended June 30, 2011, with the offset recorded in additional paid-in capital.

On March 25, 2011 and May 9, 2011 a minority stockholder advanced $5,000 and $5,000 respectively to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest expense of $100 has been imputed at 6% with the offset recorded to additional paid-in capital

Consulting Agreement and Accrued Expenses
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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through June 30, 2011

2.	Related Party Transactions (continued)

Consulting Agreement and Accrued Expenses (continued)
The Company renewed the consulting agreement with the Stockholder for the period of four months commencing November 1, 2010 for compensation of $2,500 per month plus monthly expenses of $500.   The Stockholder currently provides office services and acts as a management consultant for the Company.  A total of $18,000 in management consulting fees were incurred during the six months ended June 30, 2011, of which $15,000 remained accrued at June 30, 2011.  The agreement was renewed for another four months at the conclusion of the initial term.

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

The Company renewed the lease agreement on a month-to-month basis commencing January 1, 2010 with monthly rent payments of $400 and a security deposit of $800.  Rent expense for each of the six months ended June 30, 2011 and 2010 was $2,800 and $nil.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through June 30, 2011

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

On December 29, 2010, the Company entered into an investor relations and consulting agreement with an unrelated third party for the period of December 29, 2010 through March 31, 2011. Pursuant to the agreement, the Company issued to the Consultant upon the agreement’s execution, 360,000 shares of its common stock at $.05 per share totaling $18,000 was reported as a prepaid expense at December 31, 2010 and amortized ratably over the three months ended March 31, 2011.  The Company is also required to compensate the Consultant $5,000 on the first day of each of January, February, and March 2011.  The Company was unable to make the cash payments and is in default as of March 31, 2011.  In the event of default, the agreement requires the Company to pay a penalty of 40% on the outstanding cash payments.  Total compensation of $33,000 plus $6,000 default expense have been included in other general and administrative expenses for the three months ended March 31, 2011.  The agreement was renewed for a subsequent three-month term commencing April 1, 2011.  Pursuant to the renewed agreement, the Company is required to make $5,000 monthly payments and issue 360,000 additional shares of stock to the Consultant.

On January 5, 2011, the Company issued 100,000 common shares at a price of $.01 per share to convert $1,000 of the principal amount of a convertible note payable originally entered into on October 31, 2010 in the amount of $35,000 (Note 2).

On June 30, 2011, the Company issued 360,000 shares of its common stock at $.05 per share totaling $18,000 pursuant to the renewal of an investor relations and consulting agreement first entered into by the Company on December 29, 2010 and commencing April 1, 2011 for an additional three-month term.  Pursuant to the renewed agreement, the Company was required to make monthly payments of $5,000 and issue 360,000 additional shares of stock to the Consultant.  A total of $33,000 has been included in other general and administrative expenses for the six months ended June 30, 2011 for the renewed agreement.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through June 30, 2011

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
The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:
			June 30, 2011	December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	$3,118	$2,994	$124	$275
Office equipment	2,490	2,490	-	-
	$5,608	$5,484	$124	$275

Depreciation of $151 and $1,105 are included in general and administrative expenses in the statement of operations for the six months ended June 30, 2011 and 2010, respectively.

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Six Months Ended June 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through June 30, 2011

7.	Mineral Leases

Potash Mining Lease
On May 6, 2011, the Company was the successful bidder on three tracts of potash leases offered by the State of North Dakota, State Land Department (the Lessor). On May 11, 2011, the Company executed three potash lease agreements for a total up-front payment of $4,181.  The leases grant the Company the right to enter and occupy the leased properties for the purpose of exploring, mining, developing, and producing potassium, sodium, phosphorus, and other similar salts and compounds.  The lease is granted for a primary term of five years and for a secondary term of so long thereafter as the salts and compounds are produced in paying quantities.  The Company shall pay the Lessor a 2.5% royalty computed on the gross value of the product after processing The Company may cancel the leases at any time with express written consent of the Lessor, given the Company is in compliance with all terms of the lease agreements.

The Company’s plan is to expand its potash interests and seek additional acquisition opportunities in this mineral sector. The Company also plans to investigate, and if such investigation warrants, acquire an interest in one or more potash associated business opportunities presented to it by persons or firms desiring the perceived advantages of a publicly held corporation.

8.	Subsequent Events

Notes Payable

On August 8, 2011, a minority shareholder advanced $5,000 to the Company. The loan bears no interest and has no specific terms of repayment.

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

On August 12, 2008, the Company issued 1,335,000 shares of common stock pursuant to a private offering, for cash proceeds of $396,500 (net of $4,000 in offering expenses).  A total of 667,500 warrants were issued in conjunction with the shares.  Each unit is comprised of one common share and one-half warrant exercisable for two years at a price of $0.50. The fair value of each warrant on the grant date was determined to be $.088 ($58,830 total) using the Black Scholes option pricing model.  The residual purchase price was assigned to the common stock, which was computed to be $.256 per share ($337,670 total, net of $4,000 offering costs). The following assumptions were used to value the warrants on the grant date: stock price of $.30, dividend yield of 0%, volatility of 77%, warrant life of two years, and a risk-free interest rate of 4% based on the Treasury bond yield with a term comparable to the length of the terms stated in the warrant agreements. All outstanding warrants expired in August 2010.

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

Results of Operations

We have had no operating revenues since our inception on August 15, 2003 through June 30, 2011, and have incurred operating expenses in the amount of $404,484 for the same period.  We have incurred other expenses and gain from the disposition of a mineral property which total $271,885 for the same period resulting in a total accumulated loss of $676,369 since inception.  Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the six months ended June 30, 2011, general and administrative expenses were $108,403, compared to $13,557 for the six months ended June 30, 2010.  Included in the general and administrative expenses are investor relations expenses of $72,000 during the six months ended June 30, 2011 compared to $nil for the six months ended June 30, 2010.  For the period from inception on August 15, 2003 through June 30, 2011, general and administrative expenses were $404,484.  The Company also incurred interest expense on its loans of $500 for the six months ended June 30, 2011 compared to $nil for the six months ended June 30, 2010.

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

Convenientcast Inc.

Date: 8/19/11	By:	/s/ Kevin M. Murphy
Kevin M. Murphy
President, CEO, and Director