Form 10-Q
period 2011-09-30
CONVENIENTCAST INC.
filed 2011-11-14
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: Sept. 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  001-32032

Convenientcast Inc.

(Name of Registrant in its Charter)

NEVADA	83-0375241
---------------	--------------------
(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

132 E. Northside Dr. Suite C Clinton, MS 39056
-----------------------------
(Address of principal executive offices)

(601) 488-4360
(Registrant’s telephone number, including area code)

1174 Manitou Dr., PO Box 363, Fox Island, WA 98333
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

☒ Yes ☐ No

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

☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 10, 2011 the registrant had 57,915,000 issued and outstanding shares of common stock.

Convenientcast, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2010 previously filed in a Form 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended Sept. 30, 2011 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2011.

Convenientcast, Inc
(A Development Stage Company)

Unaudited Financial Statements

For the three and nine months ended September 30, 2011 and 2010, and the Period of August 15, 2003 (inception) through September 30, 2011

Convenientcast, Inc
 (A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

Current assets
Cash	$2,810	$10,491
Prepaid expense (Note 3)	-	18,000
Prepaid expense – related party (Note 2)	400	400
Deposits – related party (Note 2)	800	800
Total current assets	4,010	29,691

Fixed assets (Note 6)
Office and computer equipment	5,608	5,608
Less accumulated depreciation	(5,515)	(5,333)
Total fixed assets	93	275

Mineral Leases	4,181	-

Total assets	$8,284	$29,966

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$58,259	$7,867
Accrued expenses – related party (Note 2)	24,200	6,200
Accrued interest, convertible notes payable – related party (Note 2)	1,913	351
Notes payable – related party (Note 2)	40,000	10,000
Convertible notes payable – related party (Note 2)	34,500	35,500

Total current liabilities	158,872	59,918

Stockholders' deficit (Note 3)
Common stock; $0.001 par value: 75,000,000 shares authorized;
17,915,000 and 17,095,000 shares issued and outstanding,
September 30, 2011 and December 31, 2010, respectively	17,915	17,095
Additional paid-in capital	558,525	521,420
Deficit accumulated during development stage	(727,028)	(568,467)

Total stockholders' deficit	(150,588)	(29,952)

Total liabilities and stockholders' deficit	$8,284	$29,966

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc.
 (A Development Stage Company)
Statements of Operations
(unaudited)

					Cumulative
	For the Three Months		For the Nine Months		from Inception,
	Ended September 30,		Ended September 30,		August 15, 2003
	2011	2010	2011	2010	to September 30, 2011

Income
Revenues	$-	$-	$-	$-	$-
	-	-	-	-	-

Expenses
Organizational costs	-	-	-	-	490
Professional fees	1,800	8,485	12,616	13,106	99,429
Management fees – related party	9,000	-	27,000	-	190,500
Other general and administrative	38,906	1,076	116,458	10,012	163,249
Total operating expenses	49,706	9,561	156,074	23,118	453,668

Other Income (Expenses)
Impairment of available-for-sale investment	-	-	-	-	(275,000)
Gain on sale of mineral claims	-	-	-	-	5,000
Interest expense	(954)		(2,487)		(3,360)
Total other income (expenses)	(954)	-	(2,487)	-	(273,360)

Net loss accumulated during development stage	(50,660)	(9,561)	(158,561)	(23,118)	$(727,028)

Net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average outstanding shares	17,598,043	16,735,000	17,328,115	16,735,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			Cumulative from
			Inception,
			August 15, 2003
	Nine months Ended		to
	September 30,		September 30,
	2011	2010	2011

Cash flows from operating activities
Net loss and accumulated deficit	$(158,561)	$(23,118)	$(727,028)
Adjustments to reconcile net loss to net cash
provided used in operations:
Depreciation	182	1,243	5,515
Stock issued for services	36,000	-	99,000
Impairment of available-for-sale investment	-	-	275,000
Gain on sale of mineral claims	-	-	(5,000)
Interest imputed on notes payable – related parties	925	-	1,450
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	18,000	-	-
Decrease (increase) in prepaid expenses – related party	-	2,075	(400)
Decrease (increase) in deposits – related party	-	(800)	(800)
Increase (decrease) in accounts payable	50,392	6,922	58,259
Increase in accrued expenses – related party	18,000	-	102,200
Increase in accrued interest, convertible notes payable – related party	1,562	-	1,913
Total cash flows used in operating activities	(33,500)	(13,678)	(189,891)

Cash flows from investing activities
Purchase of mineral property interest	(4,181)	-	(14,181)
Proceeds from sale of mining claim	-	-	15,000
Purchase of available-for-sale investment	-	-	(275,000)
Purchase of fixed assets	-	-	(5,608)
Net cash flows provided by (used in) investing activities	(4,181)	-	(279,789)

Cash flows from financing activities
Proceeds from sale of stock, net of offering costs	-	-	396,990
Proceeds from notes payable – related party	30,000	13,700	48,500
Proceeds from convertible notes payable – related party	-	-	35,500
Payment on notes payable – related party	-	-	(8,500)
Net cash flows provided by financing activities	30,000	13,700	472,490

Net change in cash	(7,681)	22	2,810
Beginning cash balance	10,491	57	-
Ending cash balance	$2,810	$79	$2,810

Supplementary Disclosure Of Cash Flow Information:
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock on conversion of convertible note	$1,000	$-	$1,000

See Accompanying Notes to Unaudited Financial Statements

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the nine months ended September 30, 2011 and 2010 and the
Period from August 15, 2003 (inception) through September 30, 2011

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

On May 11, 2011 the Company purchased three Potash leases, for cash, in Burke County North Dakota totaling 163.92 acres.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.  Deferred taxes are provided in the financial statements under ASC 718 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.  Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from August 15, 2003 (date of inception) through September 30, 2011 of $727,028 will begin to expire in 2023. Accordingly, deferred tax assets of approximately $254,000 were offset by the valuation allowance, which increased by approximately $55,500 and $8,000 during the nine months ended September 30, 2011 and 2010, respectively.

The Company adopted the provisions of uncertain tax positions as addressed in ASC 740-10-65-1, on December 31, 2004. As a result of the implementation of ASC 740-10-65-1, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax position at September 30, 2011 or December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2011 or December 31, 2010. The Company’s utilization of any net operating loss carryforward may be unlikely as a result of its intended development stage activities.

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through September 30, 2011

1.	Organization and Summary of Significant Accounting Policies (Cont’d)

Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires the use of estimates.  Actual amounts may differ from those reported.

Cash and Cash Equivalents

For the purpose of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company had $2,810 and $10,491 in cash and cash equivalents at September 30, 2011 and December 31, 2010, respectively.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through September 30, 2011

2.	Related Party Transactions (continued)

Convertible Notes Payable (continued)
On October 31, 2010, the Company issued a promissory convertible note in the amount of $35,000 to a minority stockholder.   The note is due on demand and accrues interest at 6% per annum, resulting in $1,913 in accrued interest as of September 30, 2011 and $1,562 in interest expense for the nine months then ended.  The note carries an option to convert the debt into common shares of the Company for a settlement price per share equal to the average bid price quoted of the Company’s common shares currently listed on the OTC Bulletin Board for a period of 5 days prior to the date of the conversion.  No bifurcation of the embedded conversion option as a derivative liability is necessary, as the economic characteristics and risks of the conversion option are clearly and closely related to those of the promissory note itself. In addition, as the fair market value of the Company’s common stock on the note’s issuance date approximated $0, there is no beneficial conversion feature.  On January 5, 2011, the stockholder converted $1,000 of debt for 100,000 common shares (Note 3), resulting in a $34,000 balance at September 30, 2011.

Notes Payable

On August 15, 2009, an affiliate advanced $5,000 to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest expense of $225 has been imputed at 6% for the nine months ended September 30, 2011, with the offset recorded in additional paid-in capital.

On March 10, 2010 and June 18, 2010, a stockholder advanced $3,500 and $5,000, respectively, to the Company.  The loans carried no interest or specific terms of repayment, and were repaid in full on October 25, 2010.

On March 23, 2010, March 25, 2011, May 25, 2011, and August 12, 2011 a minority stockholder advanced $5,000, $5,000, $5,000 and $5,000, respectively to the Company.  The loans bear no interest and have no specific terms of repayment.  Interest expense of $400 has been imputed at 6% for the nine months ended September 30, 2011, with the offset recorded in additional paid-in capital.
On March 25, 2011, May 9, 2011, and August 8, 2011 a minority stockholder advanced $5,000, $5,000, and $5,000, respectively to the Company.  The loan bears no interest and has no specific terms of repayment.  Interest expense of $275 has been imputed at 6% with the offset recorded to additional paid-in capital

Consulting Agreement and Accrued Expenses

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through September 30, 2011

2.	Related Party Transactions (continued)

Consulting Agreement and Accrued Expenses (continued)

The Company renewed the consulting agreement with the Stockholder for the period of four months commencing November 1, 2010 for compensation of $2,500 per month plus monthly expenses of $500.   The Stockholder currently provides office services and acts as a management consultant for the Company.  A total of $27,000 in management consulting fees were incurred during the nine months ended September 30, 2011, of which $24,000 remained accrued at September 30, 2011.  The agreement was renewed for another four months at the conclusion of the initial term.

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

The Company renewed the lease agreement on a month-to-month basis commencing January 1, 2010 with monthly rent payments of $400 and a security deposit of $800.  Rent expense for each of the nine months ended September 30, 2011 and 2010 was $3,600 and $800.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through September 30, 2011

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

On August 29, 2011, the Company issued 360,000 shares of its common stock at $.05 per share totaling $18,000 pursuant to the renewal of an investor relations and consulting agreement first entered into by the Company on December 29, 2010 and commencing July 1, 2011 for an additional three-month term.  Pursuant to the renewed agreement, the Company was required to make monthly payments of $5,000 and issue 360,000 additional shares of stock to the Consultant.  A total of $66,000 has been included in other general and administrative expenses for the nine months ended September 30, 2011 for the renewed agreement.

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

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through September 30, 2011

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

The Company’s fixed assets consist of office and computer equipment, which are valued at cost and depreciated using the double-declining method over a period of three years as follows:

	September 30, 2011			December 31, 2010
	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Computer equipment	$3,118	$3,025	$93	$275
Office equipment	2,490	2,490	-	-
	$5,608	$5,515	$93	$275

Depreciation of $182 and $1,243 are included in general and administrative expenses in the statement of operations for the nine months ended September 30, 2011 and 2010, respectively.

Convenientcast, Inc
(A Development Stage Company)
Notes to Unaudited Financial Statements
For the Nine Months Ended September 30, 2011 and 2010, and the
Period from August 15, 2003 (inception) through September 30, 2011

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

On October 28, 2011, the Company entered into a share exchange agreement whereby the Company would acquire 100% of the issued and outstanding shares of a company engaged in the manufacture of health beverage.  The Company has agreed to issue up to 40,000,000 common shares for the beverage company.

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

Subsequent Events

On Oct. 28, 2011, Convenientcast, Inc. (“Convenientcast”) entered into an exchange agreement to purchase 100% of the outstanding shares of DSD Network of America, Inc.(“DSD”) in exchange for 40,000,000 common shares of Convenientcast stock.  DSD  is now a wholly-owned subsidiary of Convenientcast and Convenientcast has acquired the business and operations of DSD.  The Exchange Agreement contains customary representations, warranties, and conditions.

Results of Operations

We have had no operating revenues since our inception on August 15, 2003 through Sept. 30, 2011, and have incurred operating expenses in the amount of $454,718 for the same period.  We have incurred other expenses and gain from the disposition of a mineral property which total $275,000 for the same period resulting in a total accumulated loss of $727,028 since inception.  Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the nine months ended Sept. 30, 2011, general and administrative expenses were $118,021, compared to $10,012 for the nine months ended Sept. 30, 2010.  Included in the general and administrative expenses are investor relations expenses of $72,000 during the nine months ended Sept. 30, 2011 compared to $nil for the six months ended Sept. 30, 2010.  For the period from inception on August 15, 2003 through Sept. 30, 2011, general and administrative expenses were $164,299.  The Company also incurred interest expense on its loans of $925 for the nine months ended Sept. 30, 2011 compared to $nil for the nine months ended Sept. 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2011, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a — 15(e) under the Securities Exchange Act of 1934, as amended.  Based on the evaluation of these controls and procedures required by paragraph (b) of Sec. 240.13a-15 or 240.15d-15 the disclosure controls and procedures have been found to be ineffective.

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Internal Control Over Financial Reporting

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. In management’s assessment of the effectiveness of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) as required by Exchange Act Rule 13a-15(c), our management concluded as of the end of the fiscal year covered by this Annual Report on Form 10-K that our internal control over financial reporting has not been effective.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board ("PCAOB"), a material weakness is a deficiency or combination of deficiencies that results more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of September 30, 2011:

i)
Lack of segregation of duties.  At this time, our resources and size prevent us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system.  Management will periodically reevaluate this situation.

ii)
Lack of an independent audit committee. Although we have an audit committee it is not comprised solely of independent directors. We may establish an audit committee comprised solely of independent directors when we have sufficient capital resources and working capital to attract qualified independent directors and to maintain such a committee.

iii)
Insufficient number of independent directors. At the present time, our Board of Directors does not consist of a majority of independent directors, a factor that is counter to corporate governance practices as set forth by the rules of various stock exchanges.

Our management determined that these deficiencies constituted material weaknesses.  Due to a lack of financial resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until we acquire sufficient financing to do so.  We will implement further controls as circumstances, cash flow, and working capital permit.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company has not taken any steps at this time to address these weaknesses but will formulate a plan before fiscal year ending December 31, 2011.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.Defaults Upon Senior Securities

None.

Item 4.Removed and Reserved

None.

Item 5.Other Information

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

Convenientcast Inc.

Date: November 14, 2011	By:	/s/ Marco Moran
President, CEO, and Director