Form 10-K
period 2011-12-31
CONVENIENTCAST INC.
filed 2012-04-16
CIK 1269879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 001-32032

Convenientcast, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	83-0375241
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

132 E. Northside Dr. Suite C

Clinton, MS 39056

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:(601) 488-4360

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Revenue for the year ended Nov 30, 2011 was $1,268,985 and revenue for the one month ended Dec 31, 2011 was $164,744..

The Company’s common stock, $.001 par value is not traded on any exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 16, 2012 was 58,495,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Convenientcast, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Convenientcast, Inc.

PART 1

ITEM 1.	BUSINESS.

CORPORATE BACKGROUND

On Oct. 28, 2011, Convenientcast, Inc. (“Convenientcast”) entered into an exchange agreement to purchase 100% of the outstanding shares of DSD Network of America, Inc. (“DSD”) in exchange for 40,000,000 common shares of Convenientcast stock. DSD is now a subsidiary of Convenientcast and Convenientcast has acquired the business and operations of DSD. The Exchange Agreement contains customary representations, warranties, and conditions

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Convenientcast by DSD and was treated as a recapitalization. Accordingly, the financial statements will be prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Convenientcast held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

DSD (also referred to as “the Company”) is an existing business that launched its Lean Slow Motion PotionTM brand relaxation beverage in September of 2009. Based in Clinton, Mississippi and registered in the state of Nevada, the Company reflects a brand rooted in hip-hop culture that is influenced by a multitude of iconic rap music artists and high profile professional athletes. The three uniquely formulated Lean flavors consist of a blend of calming herbs with natural sweeteners to provide a better alternative to alcohol or over the counter cough medicines when it’s time to naturally unwind. After a difficult day – Lean. When you need to relax – Lean.

The soft drink industry has generated more than $40 billion annually since 2002 and is projected to grow to nearly $47 billion by 2015. IBISWorld. “Soft Drink Production in the US Industry Report,” Obtained June 2010. Although the “get your lean on” cultural phenomenon is relatively young, several companies have already ventured into the market in recent years with beverages in an attempt to capture the market. These include Innovative Beverage Group, Inc.; Funktional Beverages, Inc.; Katalyst Beverage Corp.; Revolt Distribution, Inc.; Next Generation Waters, Inc.; VIB Holdings, LLC; BeBevCo, Inc.; The Chill Group, Inc.; Boisson Slow Cow, Inc.; Sarpes Beverages, LLC. The Company’s research reveals that consumers are seeking a beverage in this category that is tied closely with hip-hop and rap, has strong physical affects without the dangerous side effects of cough-syrup laced drinks, and is available in multiple flavors. The research was completed by Dr. Moran himself during a series of surveys from 2000 – 2003 while working on his Masters Thesis in college and Dr. Moran is also basing this on his personal experience. DSD is perfectly positioned to be a leader in this market with its Lean Slow Motion PotionTM beverages, providing a safe alternative for people who want to “get their lean on” without consuming dangerous or potentially harmful chemicals.

DSD uses a variety of marketing channels to promote its relaxation beverage. Creating a sales force to secure partnerships with distributors has been essential to generating recognition at the retail level. The Company additionally offers its retailers marketing materials including posters, display racks, and other point-of-sale items. This will comprise half of the Company’s overall marketing budget. To brand the product among consumers, the Company has allocated 20% of its budget to radio promotions, 10% toward online marketing and social networking, and nominal amounts for billboard and promotion vehicles. The Company will additionally hire celebrities to promote the brand and will pay them a promotional services fee ranging from ten cents up to fifty cents per case (1% to 5% of the case cost) sold in varying markets where the celebrity’s likeness is used. The Company has had agreements with Swisha House Entertainment of Houston, Texas during 2009 and year end 2010 but the contract since then has been terminated. DSD has plans to contact additional rap artists’ agents and management groups throughout the next 12 months to discuss mutually beneficial contractual endorsements.

DSD has identified the need for a relaxation beverage in response to a lack of market presence for such a product. In contrast to the multiple energy drinks that exist today, the Company’s Lean Slow Motion PotionTM elicits a different kind of mindset. The active ingredients in Lean Slow Motion Potion are melatonin, rose hips and valerian root. Although there are numerous online journals and texts available that speaks on the topics of these ingredients. We have included a single quote regarding each ingredient from two of the more notable online health/wellness websites. WebMD website (www.WebMD.com) makes the following comment regarding two active ingredients that are found in Lean, “Melatonin supplements are sometimes used to treat jet lag or sleep problems (insomnia).” “There are probably 40 or 50 different herbs on the market that advertise that they really do something for sleep. There are only four or five that actually have any significant scientific data behind them. Valerian is a big one.” Furthermore, the website www.HealthLine.com made the following comments about the herb Rose Hips, “can also soothe the nervous system and relieve exhaustion.”

The drink’s premium relaxation formula was developed by a registered pharmacist with a commensurate understanding of the demands of street life. Lean is a safe and satisfying mix of pharmaceutical grade herbs and syrup-based flavors to give the consumer “functional relaxation.” Lean additionally features a unique link to rap and hip-hop music and culture, which is reflected in its marketing.

With a clear brand identity and current roster of distribution partners, the Company earns revenue through the wholesale of its products. The Company also expects to generate revenue by offering advertising space on its cans and on its website. DSD specifically offers three packages – a platinum package, gold package, and silver package that offer advertisers different levels of marketing. From among these packages, customers can choose whether they’d like to place banners ads on the Company’s website or have their name, logo, and website featured on a Lean can, among other options.

Product Description

The Company’s Lean Slow Motion PotionTM is a potent yet refreshing carbonated beverage that is naturally sweetened. With elements such as Acai Berry, Valerian Root, Rose Hips, and Melatonin, Lean beverages relieve everyday stress by creating an almost immediate sense of relaxation. Lean is available in three flavors – Purp, Yella, and Easta Pink. Served chilled straight up, over ice, blended, or in various cocktail combinations, Lean Slow Motion PotionTM can appease a variety of personal tastes.

Purp resembles a light grape soda with aromatic hints of two novel ingredients that drinkers are typically unable to pinpoint, but yet still enjoy. Focused on the more traditional Texas-based consumer, the raw mix of Sprite and grape Jolly Rancher is enhanced with a special syrup concentrate to take the edge off. A number of popular Texas rap stars, particularly Houston artists, have made this flavor the most well-known among hip hop fans worldwide as the name “Purp” has been used in more songs online, on the radio, and in music videos – more than any other relaxation beverage brand flavor on the market today. **

Yella is a mixture of two natural wild backwoods-grown Southern flavors enhanced by a light pineapple base. This Memphis-, Tennessee born flavor includes a hint of Jolly Rancher candy flavor plus a robust south honeysuckle-like sweetener. This flavor was derived from the wildly popular lyrics of the Oscar Academy Award-winning rap group Three 6 Mafia, that repeatedly mention how they prefer sipping on that “YellaYella” beverage to get them in the artistic zone and a steady, relaxed state of mind.**

Easta Pink combines strawberry cotton candy with two popular flavors loved by children and adults alike. Inspired by repeat multi-platinum album selling and Grammy Award-winning rap artist DeWayne Michael Carter (aka Lil Wayne) of New Orleans, this mixture reveals a triple flavor combination including special syrup, Sprite, and a combination of cherry Skittles or Jolly Rancher candy flavors. Lil Wayne gives accolades to this concoction of Lean flavors as being his most favorite, with Purp being second. He single-handedly popularized the term Easta Pink in many of his hit songs while performing live worldwide and in multiple music videos aired on the MTV, VH1, and BET cable networks.**

**Other than Paul Wall and Swisha House no artists permission has been obtained. No proprietary or intellectual property of these artists is used. The terminology that the artists use are slang terminologies that we have happened to have trademarked such as Lean Slow Motion Potion or have created sub-category brand names for in the form of a flavor description as it pertains to Purp, Yella and Easta Pink.

List of States DSD has/had Distributors

•	Arkansas (AR)
•	Florida (FL)
•	Iowa (IA)
•	Illinois (IL)
•	Louisiana (LA)
•	Massachusetts (MA)
•	Maryland (MD)
•	Michigan (MI)
•	Minnesota (MN)
•	Missouri (MO)
•	Mississippi (MS)
•	North Carolina (NC)
•	Nebraska (NE)
•	New York(NY)
•	Pennsylvania (PA)
•	South Carolina (SC)
•	Tennessee (TN)
•	Texas (TX)
•	Virginia (VA)

DSD is currently distributing its product throughout fifteen states throughout the US. The Company intends to expand distribution of Lean Slow Motion PotionTM nationally through retailers across the country. The industry analysis company IBIS World projects domestic demand for soft drinks to increase over the next five years by more than $2 billion, potentially generating more than $46.8 billion by 2015 (see chart below). 1

Industry Data

		Industry							Domestic	CSD
	Revenue	Value Added	Establish-			Exports	Imports	Wages	Demand	Production
	($m)	($m)	ments	Enterprises	Employment	($m)	($m)	($m)	($m)	(Mil Gallons)
2001	38,255.1	7,173.6	1,317	959	80,819	307.5	899.5	3,645.5	38,847.1	15,143.9
2002	41,960.6	6,812.4	1,324	956	75,740	321.1	975.2	3,365.9	42,614.7	15,235.3
2003	42,619.4	7,474.2	1,289	941	73,721	384.1	1,126.1	3,257.2	43,361.4	15,326.7
2004	46,443.6	8,373.9	1,323	937	74,094	346	1,317.2	3,302.7	47,419.8	15,468.9
2005	49,997.4	9,162.4	1,284	937	72,360	425	1,465.1	3,340	51,037.5	15,391.8
2006	47,884.1	7,995.2	1,305	934	71,562	467.2	1,890.8	3,280	49,307.7	15,284.9
2007	47,073.5	8,160.8	1,312	916	71,536	519.5	2,092.3	3,260	48,646.3	15,208.5
2008	45,998.9	8,079.8	1,280	910	70,746	664.3	1,912.6	3,166	47,247.2	15,132.5
2009	44,458.3	7,917	1,279	906	70,560	768.9	1,514.3	3,106.9	45,203.7	15,624.6
2010	44,389.4	7,870.8	1,278	897	70,207	767.7	1,380.2	3,070	45,001.9	16,132.8
2011	44,756	8,326.8	1,274	891	69,769	834.6	1,404.8	3,150.5	45,326.2	16,657.4
2012	45,492.1	3,451.9	1,272	884	69,445	846.1	1,444	3,182.5	46,090	17,199.1
2013	46,085.8	8,617	1,268	887	69,095	886.4	1,484.3	3,160.4	46,683.7	17,758.5
2014	46,379.7	8,471.4	1,264	870	68,690	884.4	1,525.6	3,135.2	47,020.9	18,336
2015	46,843.5	8,579	1,261	864	68,352	887.8	1,568.2	3,151.8	47,523.9	18,932.3
Sector Rank	27/208	75/208	64/201	77/199	54/201	129/182	125/182	65/198	29/182	n/a
Economy Rank	180/758	316/758	528/725	518/710	387/739	158/243	143/238	351/718	41/237	n/a

Annual Change

		Industry	Establish-						Domestic	CSD
	Revenue	Value Added	ments	Enterprises	Employment	Exports	Imports	Wages	Demand	Production
	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)	(%)
2002	9.7	-5.0	0.5	-0.3	-6.3	4.4	8.4	-7.7	9.7	0.6
2003	1.6	9.7	-2.6	-1.6	-2.7	19.6	15.5	-3.2	1.8	0.6
2004	9.0	12.0	2.6	-0.4	0.5	-9.9	17.0	1.4	9.4	0.9
2005	7.6	9.4	-2.9	0.0	-2.3	22.8	11.2	1.1	7.6	-0.5
2006	-4.2	-12.7	1.6	-0.3	-1.1	9.9	29.1	-1.8	-34	-0.7
2007	-1.7	2.1	0.5	-1.9	0.0	11.2	10.7	-0.6	-1.3	-0.5
2008	-2.3	-1.0	-2.4	-0.7	-1.1	27.9	-8.6	-2.9	-2.9	-0.5
2009	-3.3	-2.0	-0.1	-0.4	-0.3	15.7	-20.3	-1.9	-4.3	3.3
2010	-0.2	-0.6	-0.1	-1.0	-0.5	-0.2	-8.9	-1.2	-0.4	3.3
2011	0.8	5.8	-0.3	-0.7	-0.6	8.7	1.8	2.6	0.7	3.3
2012	1.6	1.5	-0.2	-0.8	-0.5	1.4	2.8	1.0	1.7	3.3
2013	1.3	2.0	-0.3	0.3	-0.5	4.8	2.8	-0.7	1.3	3.3
2014	0.6	-1.7	-0.3	-1.9	-0.6	-0.2	2.8	-0.8	0.7	3.3
2015	1.0	1.3	-0.2	-0.7	-0.5	0.4	2,8	0.5	1.1	3.3
Sector Rank	85/208	97/208	66/201	109/199	106/201	105/182	173/182	71/198	90/182	n/a
Economy Rank	320/757	373/758	298/725	422/710	392/739	136/243	221/238	319/718	116/237	n/a

1IBISWorld. “Soft Drink Production in the US Industry Report.” Obtained June 2010.

In this industry, the new age beverage category is a new, yet rapidly growing market. This industry is expected to continue growing due to increased media coverage. The Company itself has already captured a substantial portion of market share.

Generally, a beverage is considered as a “new age” beverage if it meets one or more of the following criteria; it has a noticeable functionality to the consumer other than just to cure thirst, it is not a traditional flavored soda, water or regular tea, or lastly there is no pre-existing beverage category for the product based upon the overall uniqueness of the new beverage.

As one article1 explicitly states, “So what exactly are new age beverages? Well, this is a new category within the beverage industry that covers the new style of beverages. This new ‘category’ is growing and changing. Before only energy drinks and really new innovative beverages where part of the category. Now the category has evolved and you can include enhanced water, teas, diet drinks, iced coffee and really, any new drink. Every beverage company wants to be associated with the ‘new age’ category because not just because it's sexier but because the category is growing quicker and investors are looking at it up close.1” The article continues on to say, “Why are these drinks growing at 50% per year or more? Why do we see so many waters, energy drinks, hydrating products, etc. on the market today? The answer is easy. Consumers are demanding more and more drinks. They want drinks for every occasion or part of the day. They want organic drinks, sugary drinks, healthy drinks and every type of drink to fit their personality, and style.1”

1Why Are Energy Drinks & New Age Beverages The New Hot Companies?

Published: Jul 15, 2008 http://www.articlesbase.com/business-opportunities-articles/why-are-energy-drinks-new-age-beverages-the-new-hot-
companies-484990.html#ixzz1bRVcQvGZ

Yet another article written about the New Age Beverage category makes mention the following, “The New Age Carbonated Beverages segment is finally coming into its own with major and niche soda manufacturers creating new value-added healthy alternatives to CSDs (carbonated soft drinks).”2 The article continues to read, “Companies examined include the major carbonated drink players (e.g., Coca-Cola, PepsiCo., Cadbury-Schweppes), as well as the niche players making a name for themselves in this market (e.g., IZZE, Jones, Red Bull). Market Trends: New Age Carbonated Beverages examines the state of the U.S. market, from everyday major supermarket players to specialty premium niche players.”2 This explicitly proves that the “new age” beverage category is not simply a passing fad but has potential for longevity.

2Market Trends: New Age Carbonated Beverages Published:Apr 1, 2005 - 126 Pages

http://www.packagedfacts.com/sitemap/product.asp?productid=1073652

"Growing per capita disposable income and demand from convenience stores and other retail outlets is projected to benefit the Relaxation Drink Production industry in the five years to 2016, according to a new report released from IBISWorld. Also, existing companies are already signing nationwide distribution deals, which indicate market acceptance and familiarity with relaxation drinks - so they are not growing from an extremely low base as they did over the prior five years. For this reason, industry research firm IBISWorld has added a report on the Relaxation Drink industry to its growing Wellness & Nutrition & Supplements Report collection."

"The industry's fast-paced growth was possible because it was from an extremely low base and because there is an established market for sleep aids and products that help people focus. IBISWorld estimates industry revenue grew at a 68.7% annualized rate over five years, including a 49.5% increase from 2010 to 2011 to total $73.7 million"

"There are expected to be nearly 390 different types of relaxation drinks out on the market in 2011; however, the market is not yet saturated. Based on National Health Institute findings, IBISWorld estimates that there are more than 53 million Americans that have trouble sleeping. Not only are such people a potential market but also people who have trouble focusing are likely to consume relaxation drinks that are marketed for that purpose. As relaxation beverage producers succeed, new companies are entering into the relaxation drink market. According to IBIS World analyst, AgataKaczanowska, concentration has increased significantly since the industry began in the mid-2000s. The major companies in the Relaxation Drink Industry include Dream Products LLC, which launched its first product, a relaxation beverage called Dream Water, in January 2010 and Innovative Beverage Group, a beverage distributor and the producer of the popular relaxation drink called drank. In addition, the relaxation drink, ViB, an acronym for vacation in a bottle, launched in 2008, has gradually increased its distribution network."

“The Relaxation Drink industry is already established and will be growing from a higher base, the potential demand pent-up in the market for relaxation drinks outweighs possible challenges to the industry,” says Kaczanowska.

3Relaxation Drink Industry Report Now Available from IBISWorld Published: December 29, 2011 by James Karklins of ISBISWorld.

Market Segmentation

Lean Slow Motion Potion’sTM primary market is fans of the hip hop music community, particularly males/females of varying races and ethnicities that are under the age of 40. Not only does the hip-hop culture automatically embrace the brand, but it originally created the “get your lean on” culture. A secondary market exists among adult consumers of all mature ages searching for a non-alcoholic, drug-free beverage that aids in relaxation for the purposes of stress reduction or sleep assistance.

Our sub-contracted flavor house, Allen Flavors Industries of New Jersey, has the exclusive responsibility to provide the highest level of quality assurance protocol to assure that we attain consistent, high quality herbal ingredients that serve as the active ingredients within our flavored concentrate. Also, Allen Flavors works in conjunction with our sub-contracted bottler Big Springs, Inc. of Huntsville, AL to make sure that the quality controlled active concentrate is properly diluted and mixed in an FDA approved current Good Manufacturing Practices manner to provide ultimate safety for consumer end-use.

Allen Flavors Mission Statement: Allen Flavors believes in responsibility and accountability in all aspects of our business. Our marketing, our procurement, our recruiting, our impact on the environment and our contributions to our communities, all are part of our responsibilities. Acting with these values, not just expressing them, is how we show our respect for our business, our employees, our customers and our communities.

Big Springs Inc. Statement: The company that currently operates as Big Springs, Inc. was founded in 1902 in Huntsville, Alabama. Over the years, Big Springs, Inc. has grown into one of the best production facilities in the United States.

We produce a wide range of national, regional and private label soft drinks and energy drinks sold throughout the country. At Big Springs, Inc., our goal is to provide excellent customer service and satisfaction. We take pride in producing quality products while offering hands-on service. We have a team approach and are always available to support our customer needs.

With over 100 years of experience in soft drink production, we can assure our customers of the highest quality control standards in the beverage industry. From concept to consumption, Big Springs, Inc. can accomplish your goals. We work with suppliers throughout the country to procure all raw materials used in soft drink production. If you need a product developed, or a state-of-the-art production facility, Big Springs, Inc. can fulfill your needs. Our goal is to deliver a quality product on a continuous and consistent basis.

Market Needs

As rap and hip-hop increased in popularity in the 90’s and first part of the 21st century, a sub-culture emerged in the south centered on “getting your lean on.” This term was a euphemism for the dangerous practice of adding cough syrup to a beverage (carbonated or alcoholic) for the purpose of relaxing. As the practice increased in prominence, some drink makers entered the market with products catered to this culture. The Company’s internal research revealed that consumers wanted a product with a stronger cultural association, a more pronounced physical affect, and more flavor options. The Company’s product is developed by a licensed pharmacist and accomplishes the desired affects with none of the dangerous side effects that accompany the traditional practice of consuming cough syrup-laced beverages recreationally.

Many articles over the past years show where the Drug Enforcement Agency and other police officials fight the war against drugs that result in dangerous overdoses and side-effects daily whereas millions of people experiment with prescription cough syrup as a form of illicit drug use to get high by mixing it with different non-alcoholic beverages. The repeat use of prescription cough syrup for recreation can lead to drug abuse that has a number of dangerous drug-induced side-effects, even if the individual is wanting to simply get a good “buzz” or to attain a very deep sleep.

Most recently, one news article reads: “Authorities say they cracked a ring that smuggled prescription-strength cough syrup into Houston to make a deadly potion popular in the hip-hop world. The U.S. Drug Enforcement Administration said the ring used its own rogue pharmacies in California to purchase 97,000 pints of the syrup used to make Purple Drankthe Houston Chronicle reported Wednesday.” It continues on to say, “The popular but illegal beverage, a mixture of cough syrup containing codeine with carbonated soda and candy for flavor, sells for nearly twice as much in Houston as it does in Los Angeles, authorities said.”1

The state Texas State Board of Pharmacy featured an article regarding the cultural association of prescription cough syrup abuse where it states, “Syrup is abused across all ethnic and cultural boundaries and its popularity is growing rapidly. Syrup has been glorified in musical lyrics with references to sippin’ syrup…”2

A recent article titled Cough Syrup Abuse written by Stacy Barnes on January 26, 2011 stated, “Cough syrup abuse typically involves taking codeine-promethazine hydrochloride cough syrup and mixing it with soda, alcohol, or candy in a concoction known as ‘syzurp’, ‘syrup’, or ‘purple stuff’. The ingredients in this concoction make it very easy to develop an addiction. Experts are worried about the danger of this syrup being such a highly trendy drug drink. It may be socially acceptable, but there have been many stories of overdoses or people drinking syrup at a party and falling asleep at the wheel when they drive home. As an opiate it is a very addictive substance. Erratic behavior and insomnia, or an inability to sleep without syrup are the warning signs of needing addiction treatment. Common side effects include confusion, dizziness, double or blurred vision, slurred speech, impaired physical coordination, abdominal pain, nausea and vomiting, rapid heart beat, drowsiness, numbness of fingers and toes, and disorientation. The effects typically last for 6 hours. More serious effects include elevated blood pressure, fainting, and liver damage.”3

Since the CEO of the company is a 15 year plus veteran licensed-registered pharmacist, he has seen these trends in prescription cough syrup abuse as previously noted; therefore he carefully crafted his brand to cater to all of the cultural demands of those who may have already or could potentially abuse prescription cough syrup by first developing an effective formulation that creates a sense of immediate relaxation and calming effect. A secondary yet very important factor includes appeasing the pallets of niche consumers by creating popular tasty flavors. This is supported by implementing unique branding methods, inclusive of creating highly recognizable and popular brand names and flavors, that cater to potential abusers who relate to hip hop music and artists.

1Houston Chronicle; Published: Oct. 19, 2011 at 12:02 PM

Read more: http://www.upi.com/Top_News/US/2011/10/19/Four-arrested-in-street-drug-smuggling/UPI-39651319040171/#ixzz1bdSuMrJf

2 Texas State Board of Pharmacy, Newsletter Volume XXV , Number 2; Spring 2001

3Cough Syrup Abuse By Stacy Barnes | January 26, 2011 http://www.unityrehab.com/drug-addiction-treatment-news/addiction-treatment-2/cough-syrup-abuse/

Industry Analysis

The Company will operate within the Bottled and Canned Soft Drinks industry (Standard Industrial Classification 2086). The table below shows Dun & Bradstreet data regarding the performance of the businesses in this industry on a national level as well as in the carbonated beverages, nonalcoholic: packaged in cans, bottles subset. 2

Industry: Bottled and Canned Soft Drinks (2086)
Establishments primarily engaged in manufacturing soft drinks and carbonated waters. Fruit and vegetable juices are classified in 2032-2038; fruit syrups for flavoring are classified in 2087; and nonalcoholic cider is classified in 2099. Bottling natural spring waters is classified in 5149.
Market Size Statistics
Estimated number of U.S. establishments: 2,230 Number of people employed in this industry: 111,024 Total annual sales in this industry: $48.9 billion Average number of employees per establishment: 59 Average sales per establishment (unknown values are excluded from the average): $51.2 million

Market Analysis by Specialty (8-digit SIC Code)

SIC Code	SIC Description	No Bus.	% Total	Total Employees	Total Sales	Average Employees	Average Sales
2086-0301	Carbonated beverages, nonalcoholic: packaged in cans, bottles	239	10.7	13,504	$24 billion	62	$176.6 million

Competitive Comparison

The Company competes directly with Drank, Purple Stuff, and Sippin’ Syrup brand beverages. Each of these products has the same target market, but the Company intends to differentiate itself by offering a more herbally effective product with more flavor varieties and stronger cultural identification. More importantly, the Company will provide excellent distributor level support via trained merchandisers and market managers to assist in gaining the niche consumers’ attention immediately for rapid brand awareness that will result in faster product turnover. For more information regarding the Company’s competitive advantages, see Competitive Edge.

2 Dun & Bradstreet, Industry Data for SIC 5149-0000; obtained February 2010

DSD has developed a brand that emphasizes a lifestyle beverage connected with the culture of the Deep South, but still has national consumer appeal. Aligning its brand with hip-hop and rap culture and celebrity spokespeople, the Company’s Lean Slow Motion PotionTM will resonate with consumers as the “gotta-have” relaxation beverage that can ease the mind and body while displaying a level of confident swagger among peers if seen with the beverage in hand. To increase awareness, DSD will create relationships with distributors, supporting these partnerships with various marketing materials that speak directly to the niche market consumers.

With its brand established, the Company will send a clear message about the unique benefits of its flavorful products and how it can help consumers relax effectively and safely. The Company will promote this message using a comprehensive marketing strategy that includes celebrity endorsement to generate attention from its target market. This approach is intended to influence buyers and help the Company achieve the following objectives:

Competitive Edge

DSD sees a unique opportunity in the relaxation beverage market, and intends to capitalize on this by building on the following strengths:

●	Expert brand management; largest independent relaxation beverage distributor in 2010
●	Extraordinary sales support and training to help rapidly penetrate key markets
●	Higher than average profit margins for both distributors and retailers
●	Proven marketing strategy that creates immediate sale-thru to consumers
●	Quality product with a variety of flavors demanded by consumers
●	Formulated by a pharmaceutical scientist with more than 10 years of independent research
●	Pioneering experience in successfully launching the most popular relaxation beverage in 2008
●	CEO is a licensed pharmacist and respected community icon, yielding instant comfort and rapport with consumers and distributors.
●	Well-versed in recognizing distributor expectations for launching new brands
●	Launched the brand with immediate distribution across six states
●	Ownership is highly-educated in business, marketing, and leadership
●	Fast-growing, new-age beverage category
●	Company culture hinges on honesty and integrity

●	Maintains an intimate understanding of its niche market
●	Commitment to building strong alliances with distribution partners
●	Trademarked brand name Lean has been repeatedly used in popular hip hop music by a number of rap artists throughout the entire United States over the past 10 years or more; this shows that the trademarked name shall already have some limited recognition by our targeted consumers due to this fact.
●	Trademarked brand name has a preexisting history spanning 10 years with target consumers.

A significant list of competitors to the Lean Slow Motion relaxation beverage brand along with a description for their products include but is not solely limited to:

●	Purple Stuff (16 ounce aluminum can) multiple flavors which include Classic Grape, Berry Calming, Classic Lemon-Lime, Green Apple; describes themselves as a Pro-Relaxation beverage manufactured by Funktional Beverages Inc. of Spring, TX
●	ViB – Vacation In a Bottle (12 ounce aluminum bottle) multiple flavors which include Mango Lime, Pomegranate; describes themselves as “The Happy, Relaxation Drink”, manufactured by Vacation In a Bottle, LLC of Austin, TX.
●	MalavaNovocaine (8 ounce aluminum can) one flavor called Tropical Berry; describes themselves as an all-natural, non-carbonated numbing type of relaxation drink manufactured by Malava Beverages LLC of Newport Beach, CA.
●	Unwind (12 ounce aluminum slim can) three flavors which include Citrus Orange, Goji Grape and Pom Berry; describes their carbonated product as the “Ultimate Relaxation Aid” that is manufactured by Frontier Beverage Company, Inc. of Memphis, TN.
●	Blue Cow (10 ounce plastic bottle) has one flavor that is non-flavored water but plans to add 2 new flavors of green tea and Lazy Lemon; the brand touts itself as the “original relaxation drink” that is manufactured by RelaxCo, Inc. of El Sugundo, CA.
●	Serenity (8.4 ounce aluminum can) has one flavor referred to as a lightly carbonated, nostalgic cream flavor that is manufactured by Apex Beverage, LLC of South Hackensack, NJ.
●	Drank (16 ounce aluminum can) has one carbonated grape-like flavor that labels itself as the “Extreme Relaxation Beverage” that is manufactured by Innovative Beverage Group Holdings, Inc. of Houston, TX.
●	Koma Unwind (12 ounce aluminum can) comes in four different flavors three of which are coffee-based flavors of Creamy Classic, Java Black and Moca Tonight and refers to its non-coffee flavor as a “chillaxation drink”; manufactured by BeBevCo, Inc. of Mooresville, NC.
●	Ex Chillout (8.4 ounce aluminum can) whose relaxation drink is advertised as a natural calming drink with Chamomile, Valerian, Lemon Balm extracts sweetened with Fruit Up that is manufactured by Ex Drinks, LLC of Henderson, NV.
●	Mellow Day and Mellow Night (16 ounce plastic bottles) comes in a variety of flavors that includes Peach Mango, Pomegranate, Cane Mint Lime, Melon Agave, Coconut Banana, Dragonfruit, Citrus Vanilla, and Honeydew Mint; manufactured by Mellow Beverage Company of Venice, CA.

Marketing Strategy

The Company will use a variety of advertising channels to increase its exposure among prospective customers. The Company believes that a celebrity spokesperson is essential, and the Company intends to seek out popular hip-hop artists to endorse its products. The Company’s current marketing efforts include the following:

Branding:

●	Point of sale merchandising: Roughly 50% of the Company’s marketing budget will be devoted to posters, pole signs, coolers, racks, and other materials intended to help distributors brand its products in-store through retail merchandising partnerships.

●	Radio: The Company will use radio ads to target listeners who may be interested in the Company’s products. Radio commercial production can be done cost effectively, and provides flexibility to tailor the message to the right customer segment. The Company will spend 25% of marketing dollars on radio promotions.

●	Website: Customers can register on the Company’s official interactive website www.SlowMotionPotion.com. This will allow them to become an active member that can interact with other registered members that are a part of the Slow Motion Potion community. The website also allows consumers to listen to and watch Lean-related hip hop music and videos and participate in chat rooms, blogs, and forums regarding a number of topics of interest to our niche market. The website, which accounts for 5% of the Company’s budget, not only serves as a popular form of entertainment, but also has the capability to generate revenue by providing advertising banner space for sale to businesses seeking advertising opportunities for its target consumer. More importantly, the website gives consumers the opportunity to order the beverage and promotional items such as clothing, t-shirts and hats at a nominal fee from anywhere in the U.S. Lastly, the website is a recruiting tool that provides more information about the Company’s brand to both retailers and distributors.

●	Social networking sites: The Company will set up pages and profiles on social networking sites including Facebook, YouTube, and Twitter, to name a few, on behalf of the Lean brand, with 5% of its budget allotted toward advertising online. Social networking sites are an effective way to benefit from word of mouth on the web, and generate interest for the Company from the general public. The Company may also place advertisements on these sites. Customers can “become a fan” of Lean Slow Motion PotionTM on Facebook or “follow” the Company’s Twitter feed in order to gain access to special discounts or promotions. Advertising on social networking sites is considered one of the most lucrative ways to generate return on investment (ROI), higher even than other online advertising methods and television. [3]

●	Billboard advertising: The Company will create a variety billboards advertising, inclusive of mobile advertising on sales route vehicles such as adhesive vinyl wraps on cargo vans and trucks, advertising its products and services along busy roads and on highways throughout each distribution territory. These billboards will both help increase brand recognition in the general populace and build the Company’s reputation as a quality provider of safe relaxing beverages. The Company will allow 10% of its budget to accommodate billboard marketing.

●	Tradeshows and Events: Beverage industry tradeshows are fundamental in notifying potential new distributing partners and retailers, especially retail chain stores, about the brand’s presence. The Company will attend a number of annual tradeshows sponsored by national convenience store associations, international beverage cooperative groups, and localized distributor organizations several times per year as a major recruiting tool. The Company will also participate in local indoor and outdoor events to support local distributors in bringing consumer awareness to the brand. This includes concerts, on-campus collegiate tours, sporting events, fairs and other related local but relevant events. This will cumulatively account for 8% of the budget.

●	Print media: Print advertisements will be placed in magazines and trade journals geared toward both the Company’s demographic, as well as potential distributors, and will account for 2% of its budget. These advertisements will provide information about the Company, where to shop online, and where to purchase in a store near you. Ads will also list the benefits associated with Lean Slow Motion PotionTM.

Business-to-Business:

●	Direct sales: The Company will use direct sales calls, presentations, and appointments with prospective distributors who have existing retail accounts throughout the United States. The Company will leverage current relationships and will also forge new ones by implementing an outside sales force to achieve its overall business objectives.

3Saleem, Muhammad. Pronet Advertising. “Social Network Ad Spending and Return on Investment.” May 13, 2007. Obtained at: http://tinyurl.com/ywlcn3

Employees

At December 31, 2011, the Company had 1 employee, the Company’s officer and director, who devotes full time efforts to the Company. None of its employees were represented by a collective bargaining arrangement.

The Company does not carry key person life insurance on any of its Directorial personnel. The loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 1A.   RISK FACTORS.

We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets

Our ability to establish a market for our unique brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include

●	the level of demand for our brands and products in a particular distribution area,

●	our ability to price our products at levels competitive with those offered by competing products, and

●	Our ability to deliver products in the quantity and at the time ordered by distributors.

We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse affect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely affect our revenues and financial results.

We incur significant time and expense in attracting and maintaining key distributors who are crucial to our business.

Our marketing and sales strategy presently, and in the future, will rely on the availability and performance of our independent distributors. We have entered into written agreements with many of our top distributors for varying terms and duration. In addition, despite the terms of the written agreements with many of our top distributors, there are no assurances as to the level of performance under those agreements, or that those agreements will not be terminated early. There is no assurance that we will be able to maintain our current distribution relationships or establish and maintain successful relationships with distributors in new geographic distribution areas. Moreover, there is the additional possibility that we may have to incur additional expenditures to attract and maintain key distributors in one or more of our geographic distribution areas in order to profitably exploit our geographic markets.

Because our distributors are not required to place minimum orders with us, we need to carefully manage our inventory levels, and it is difficult to predict the timing and amount of our sales.

Our independent distributors are not required to place minimum monthly or annual orders for our products. In order to reduce inventory costs, independent distributors endeavor to order products from us on a “just in time” basis in quantities, and at such times, based on the demand for the products in a particular distribution area. Accordingly, there is no assurance as to the timing or quantity of purchases by any of our independent distributors or that any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. There can be no assurance as to the number of cases sold by any of our distributors.

We need to effectively manage our growth and execution of our current business strategy. A failure to do so would negatively impact our profitability.

To manage operations effectively and maintain profitability, we must continue to improve our operational, financial and other management processes and systems. Our success also depends largely on our ability to maintain high levels of employee utilization, to manage our production costs and general and administrative expense, and otherwise to execute on our business strategy. We need to maintain adequate operational controls and focus as we add new brands and products, distribution channels, and business strategies. There are no assurances that we will be able to effectively and efficiently manage our growth. Any inability to do so could increase our expenses and negatively impact our profit margin.

The loss of key personnel would directly affect our efficiency and profitability.

Our future success is dependent, in a large part, on retaining the services of our founder, Dr. Marco Moran, our President and Chief Executive Officer. Dr. Moran possesses a unique and comprehensive knowledge of our industry. While Dr. Moran has no plans to leave or retire in the near future, his loss could have a material adverse affect on our operating, marketing and financial performance, including our ability to develop and execute our long term business strategy.

We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

We do not control and manage the entire manufacturing process of our products, we do not own the plant and equipment required to manufacture and package our beverage products and do not anticipate having such capabilities in the future. As a consequence, we depend on third-parties and contract packers to produce our beverage products and to deliver them to distributors. Our ability to attract and maintain effective relationships with contract packers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the achievement of successful operations within each distribution area. Currently, competition for contract packers’ business is tight, especially in the western United States, and this could make it more difficult for us to obtain new or replacement packers, or to locate back-up contract packers, in our various distribution areas, and could also affect the economic terms of our agreements with our packers. There is no assurance that we will be able to maintain our economic relationships with current contract packers or establish satisfactory relationships with new or replacement contract packers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract packers for a distribution area could increase our manufacturing costs and thereby materially reduce profits realized from the sale of our products in that area. In addition, poor relations with our contract packers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition.

Our business and financial results depend upon maintaining a consistent and cost-effective supply of raw materials.

Raw materials for our products include concentrate, glass, labels, caps and packaging materials. Currently, we purchase our flavor concentrate from a flavoring house we believe that we have adequate sources of raw materials, which are available from multiple suppliers, and that in general we maintain good supplier relationships. The price of our concentrate is determined by our flavor houses and us, and may be subject to change. Prices for the remaining raw materials are generally determined by the market, and may change at any time. Increases in prices for any of these raw materials could have an adverse impact on our profitability and financial position. If we are unable to continue to find adequate suppliers for our raw materials on economic terms acceptable to us, this will adversely affect our results of operations.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patent and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We have obtained certain trademarks and are pursuing the registration of additional trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse affect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

We have limited working capital and may need to raise additional capital in the future.

Our capital needs in the future will depend upon factors such as market acceptance of our products and any other new products we launch, the success of our independent distributors and our production, marketing and sales costs. None of these factors can be predicted with certainty.

The Company does not currently have the financial resources to expand its existing operations and to fully implement its business strategy. Absent raising additional capital or entering into joint venture agreements, it will not be able to fully implement its business strategy. This could limit the size of the business. There is no assurance that capital will be available in the future to the Company or that capital will be available under terms acceptable to the Company. The Company will need to raise additional money, either through the sale of equity securities (which could dilute the existing stockholders' interest), through the entering of joint venture agreements (which, while limiting the Company’s risk, could reduce its ownership interest in particular assets), or from borrowings from third parties (which could result in additional assets being pledged as collateral and which would increase the Company’s debt service requirements).

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse affect on the Company’s business, results of operations and financial condition. These potential funding sources and the potential adverse affects attributable thereto, include:

● borrowings from financial institutions, which may subject the Company to certain restrictive covenants, including covenants restricting its ability to raise additional capital or pay dividends;

● debt offerings, which would increase the Company’s leverage and add to its need for cash to service such debt (which could result in additional assets being pledged as collateral and which could increase the Company’s debt service requirements);

● additional offerings of equity securities, which would cause dilution of the Company’s common stock;

● cash flow from operating activities, which is dependent upon the success of current and future operations;

The Company’s ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, capital may not become available to the Company from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to the Company. Failure to obtain additional financing on acceptable terms may have a material adverse affect on the Company’s business, results of operations and financial condition.

Increased competition could hurt our business.

The Beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors, and marketing campaigns. Our products compete with a wide range of drinks produced by a relatively large number of manufacturers, most of which have substantially greater financial, marketing, and distribution resources than we do.

Change in consumer preferences may reduce demand for our product.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our product in the future

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers, between the ages of 15 and 35. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales. Although we believe that we have been relatively successful towards establishing our brands as recognizable brands in the Alternative beverage industry, it may be too early in the product life cycle of these brands to determine whether our products and brands will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

We could be exposed to product liability claims for personal injury or possibly death.

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient; a product liability claim would likely have a material adverse affect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse affect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES

The Company does not own any property at the present time and has no agreements to acquire any property. Our executive offices are located at 2087 Desert Prairie St., Las Vegas, NV 89135. (The space is approximately 150 square feet total) and is provided by a shareholder at no cost. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3 .	LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at December 31, 2011, November 30, 2011, and November 30, 2010. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During January 2011, a claim was filed against DSD by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by DSD. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the DSD management.

Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses.

DSD has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits.

DSD anticipates pre-trial motion practice that may dispose of our limit some of all of the plaintiff’s claims. Until those motions are submitted and heard by the court, DSD cannot accurately evaluate the likelihood of an unfavorable outcome, nor can we estimate the range of any potential loss however, Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On February 14, 2011, a claim was filed against DSD by Charles Moody, in Caddo Parish, LA First Judicial Court. Charles Moody loaned DSD approximately $63,000 in June 2009. In exchange, Moody received a Promissory Note containing the terms and conditions of the repayment of the loan. Based upon the understanding of the parties, DSD began making monthly payments to Moody in January 2010 in satisfaction of the loan. In December 2010, final payment of the remaining balance of the loan was paid to Moody in full and final satisfaction of the Promissory Note. Moody filed suit to recover “late fees” allegedly owed under the Promissory Note. DSD contends the Promissory Note was satisfied with the final payment in December 2010; Moody contends that repayment should have begun in November 2009, and that because it did not, late fees are owed.

Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses. Trial is set for July 31, 2012.

DSD has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits.

DSD anticipates pre-trial motion practice that may dispose of our limit some of all of the plaintiff’s claims. Until those motions are submitted and heard by the court, DSD cannot accurately evaluate the likelihood of an unfavorable outcome, nor can we estimate the range of any potential loss however, Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct.

DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commenced.

DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders.

DSD cannot accurately evaluate the likelihood of an unfavorable outcome, nor can we estimate the range of any potential loss however, Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against DSD, Unique Beverage Group, LLC., and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. The Company expects these allegations to be completely dismissed by May 1, 2012.

During March, 2012 the Company filed a lawsuit in Nevada Federal Court against all parties listed above, alleging a number of acts of misconduct by those parties who were former employees, members, investors and/or distributors of DSD.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.	MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB as of March 1, 2012. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of February 29, 2012, there were 200 record holders of all of our issued and outstanding shares of Common Stock.

(c) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are not required to provide the information required by this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. Actual results may materially differ from any forward-looking statements. Factors that might cause or contribute to such differences include, among others, competitive pressures and constantly changing technology and market acceptance of the Company's products and services. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Transition Period

Prior to the Merger, DSD’s fiscal year end was November 30, whereas, the Convenientcast’s fiscal year end was and continues to be December 31. With the Merger being a reverse merger, the financial statements were prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger. To a avoid a lapse and reporting periods, the accompanying consolidated financial statements include a transition period for the one month ended December 31, 2011. The Company is currently evaluating changing its fiscal year end from December 31 to November 30 to coincide with the historic fiscal year end of DSD.

The accompanying consolidated financial statements include the Company’s consolidated balance sheets as of December 31, 2011, November 30, 2011 and November 30, 2010 and the consolidated statements of operations, changes in stockholders’ deficit and cash flows for the one month period ended December 31, 2011 and for the 12 months ended November 30, 2011 and November 30, 2010.

Results of Operations

Fiscal Year Ended November 30, 2011 Compared to Fiscal Year Ended November 30, 2010

Revenue

Revenue is presented net of sales allowances. Net revenue increased $162,082, or 14.6%, to $1,268,985 from $1,106,903 for the years ended November 30, 2011 and 2010, respectively. This increase was primarily due to overall increase in business activities, including opening of Houston office and increased marketing efforts.

Cost of Goods Sold

Cost of goods sold increased $22,472, or 4.5%, to $522,498 from $500,026 for the years ended November 30, 2011 and 2010, respectively. This overall increase was primarily the result of increased costs of raw materials and shipping.

Operating Expenses

Operating expenses increased $395,393, or 63.6%, to $1,016,967 from $621,574 for the years ended November 30, 2011 and 2010, respectively. The overall increase in operating expenses results from increases in marketing and advertising costs and contract labor of $56,206 and $330,956, respectively. All other operating expenses were relatively flat, with general and administrative costs increasing $14,779 and occupancy and related costs decreasing $6,548.

Marketing and advertising costs increased $56,206, or 88.7%, to $119,608 for the year ended November 30, 2011, as compared to $63,402 for the year ended November 30, 2010. This overall increase was due to enhanced marketing and advertising efforts to heighten awareness of our products.

Contract labor costs increased to $330,956 from $0 for the years ended November 30, 2011 and 2010, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support of $73,150 and $255,621, respectively.

Interest Expense

For the years ended November 31, 2011 and 2010, the Company recognized interest expense of $43,159 and $128,738, respectively.

Net Loss

Our net losses for the years ended November 30, 2011 and 2010 were $313,497 and $143,275, respectively. The increase in net loss is attributable to the increases in expenses, partially offset by the increase in revenue, which is discussed above.

One Month Ended December 31, 2011

During the one month ended December 31, 2011, we recognized revenue of $164,744. Our cost of goods sold and operating expenses were $95,787 and $80,249, respectively. We recognized total other income of $247,322, which primarily resulted from a gain on extinguishment of debt of $247,406, which was recognized in connection with an exchange of notes payable of $328,656 for 1,250,000 restricted shares of our common stock, valued at $81,250.

Liquidity and Capital Resources

During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company recognized positive (negative) cash flows from operating activities of $8,420, ($120,102) and ($81,906), respectively. As of December 31, 2011, the Company held cash and cash equivalents of $91,506 compared to cash of $83,086 and $242,644 as of November 30, 2011 and 2010, respectively.

Cash used in investing activities totaled $0, $17,182 and $13,305 for the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, respectively. Cash used in investing activities consisted of purchases of property and equipment and advances to a related party. Cash provided by (used in) financing activities totaled $0, ($22,274) and $208,323 for the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, respectively, and consisted of advances received from third parties and payments made on notes payable during the year ended November 30, 2011 and proceeds from a notes payable during the year ended November 30, 2010.

While the Company recognized net income of $236,030 due to non-cash gains during the one month ended December 31, 2011, the Company incurred net losses of $313,497 and $143,275 for the years ended November 30, 2011 and 2010, respectively. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations for profitability. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including general and administrative.

The Company as a whole may continue to operate at a loss for an indeterminate period thereafter, depending upon the performance of its new businesses. In the process of carrying out its business plan, the Company will continue to identify new financial partners and investors. However, it may determine that it cannot raise sufficient capital to support its business on acceptable terms, or at all. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2011, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant impact on our operating income and net income as well as on the value of certain assets and liabilities on our consolidated balance sheet. The application of our critical accounting policies requires an evaluation of a number of complex criteria and significant accounting judgments by us. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Actual results may differ materially from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made and/or if different estimates that reasonably could have been used or changes in the accounting estimates that are reasonably likely to occur periodically could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the consolidated financial statements:

Revenue Recognition Policy

The Company recognizes revenue when the product is shipped and title passes to the customer. The Company’s standard terms are ‘FOB’ receiving point. If a customer receives any product that they consider damaged or unacceptable, the customer must document any such damages or reasons for it not to be accepted on the original invoice upon delivery and then inform the Company within 72 hours of receipt of the product. The Company does not accept returns of product for reasons other than damage.

We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances. No products are sold on consignment. Revenue is shown net of sales allowances on the accompanying statements of operations.

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, glass, labels, caps and packaging materials. Additionally, costs incurred for shipping and handling charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company. For the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, such costs totaled approximately $7,759, $73,755 and $54,465, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as general and administrative expenses.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the index to the Financial Statements below, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2011 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2011 (the end of the period covered by this annual report on Form 10-K).

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. It should be noted, however, that because of inherent limitations, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011. Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls, and inadequate disclosure controls.

For the period ending December 31, 2011, the Company retained the services of an outside accounting firm to perform its bookkeeping and financial reporting duties. Prior to the next year end, the Company intends to hire a full time CFO and additional accounting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

No Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer. The Company qualifies for this exemption.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Marco Moran	37	Pres/Sec/Treas/CEO/CFO/Dir.	2008 to present
Kevin M. Murphy	65	Director	November 29, 2007, to present
Howard Bouch	66	Director	April 14, 2008 to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officers and directors:

Marco Moran, CEO, President, Secretary, CFO, Treasurer, Director, Chief Accounting Officer

As Chief Executive Officer Marco Moran is responsible for product oversight, research and development, quality control, strategic planning, and sales and marketing efforts. He also provides leadership to the Company, as well as developing its strategic plan to advance its mission and objectives, and to promote revenue, profitability, and growth. Mr. Moran also oversees Company operations to insure production efficiency, quality, service, and cost-effective management of resources.

In 2008, he began Unique Beverage Group, LLC, where he branded his first beverage and learned how to take a product to market, leading him to develop his current enterprise Dr. Moran was previously a Pharmacist for several years throughout the South. From 2007 to 2008 he served in this role for MS Baptist Health System, preceded by one year with Accredo Nova Factor as its Pharmacist and Project Manager in Memphis. From 2004 to 2006, Dr. Moran was employed in the same capacity for River Region Medical Center in Vicksburg, Mississippi, where he managed Six Sigma project teams to assist administration in meeting annual corporate financial objectives. He also owned the financial services firm Wiser Tax Pros. During his first two years as a business owner he also worked for CVS Pharmacy in Mobile and Tuscaloosa. Dr. Moran began his career as the Director of Pharmacy and Regulatory Affairs for INO Therapeutics, Inc. in Port Allen, Louisiana. He served as a Graduate Assistant and Instructor during his MBA studies, and previously served at the U.S. Naval Hospital in Camp Lejeune, North Carolina as a Medical Services Officer and Pharmacist. Dr. Moran holds graduate degrees in Business Administration and Pharmaceutical Science from the University of Louisiana at Monroe, and was briefly a law student before becoming an entrepreneur. Dr. Moran has completed various training through BevNet since 2009, including branding, packaging, and entrepreneur coursework to enhance his knowledge of the beverage industry.

Mr. Kevin M. Murphy, Director

Mr. Murphy, age 62, is an international consultant, with many years of executive management experience in corporate reorganization, finance, administration, and new business development. He has served on the Board of Directors of several companies. Mr. Murphy serves as President and CEO of Wannigan Capital Corp. and as President and Director of Convenientcast, Inc. (formerly Wannigan Ventures/PC 9-11, Inc/iAudioCampus.com). Mr. Murphy also serves as President and CEO of Silver Mountain Mines and Aldar Group Inc., a fully reporting public company (symbol ALDJ, OTC BB). He is also President and Chairman of the Board of Directors of Greenleaf Forum International, Inc., a private investment banking firm. Mr. Murphy became CEO and Chairman of the Board of Absolute Future.Com, Inc. on August 15, 2001. He applied for reorganization for Absolute Future.Com through the Federal Bankruptcy Courts January 31, 2002. Mr. Murphy filed Bankruptcy in June of 2001. He is CEO and President of a private company, Neighborhood Choices, Inc., in the International Domain registration and resale industry. He is CEO and President of Evergreen Firewood, Inc., a private company in the Alternate Fuel industry. Mr. Murphy is an alumnus of the University of California (UCLA), Los Angeles School of Economics and the California State University (CSULA) at Los Angeles's School of Business, and is an Alumni of Sigma Alpha Epsilon.

Mr. Howard Bouch, Director

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

Compensation and Audit Committees

As we only have three board members and given our limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2011 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years including both accrued and cash compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Marco Moran, President, Sec.,	2011	$120,000	*	0	0	0	0	0	0	$120,000	*
Treas, Dir, CFO, CEO	2010	120,000	**	0	0	0	0	0	0	120,000	**

Kevin M. Murphy	2010	0		0	0	0	0	0	0	0
Director	2011	0		0	0	0	0	0	0	0

Howard Bouch
/Director

Norman Knowles- Former Officer	2010	0		0	0	0	0	0	0	0

Shane Arsens- Former Officer	2010	0		0	0	0	0	0	0	0

Greg Trevor -Former Officer	2010	0		0	0	0	0	0	0	0

$100,000 Accrued

** Accrued

On January 1, 2011, the Company entered into employment agreement with Dr. Moran (“Employee”) to serve as President and Chief Executive Officer of the Company. The employment commenced on January 1, 2011 and runs for the period through January 1, 2015. The Company will pay Employee, as consideration for services rendered, a base salary of $120,000 per year.

As additional compensation, Employee is eligible to receive one percent of the issued and outstanding shares of the Company if the gross revenues hit specified milestones for each fiscal year under the agreement. The Company will provide additional benefits to Employee during the employment term which include, but are not limited to, health and life insurance benefits, vacation pay, expense reimbursement, relocation reimbursement and a Company car. The Company may also include Employee in any benefit plans which it now maintains or establishes in the future for executives. If Employee dies, the Company will pay the designated beneficiary an amount equal to two years’ compensation, in equal payments over the next twenty four months.

In the event Employee’s employment is constructively terminated within five years of the commencement date, Employee shall receive a termination payment, which will be determined according to a schedule based upon the number of years since the commencement of the contract, within a range of $120,000 to $400,000. Additionally, Employee shall continue to receive the additional benefits mentioned above for a period of two years from the termination date. If the constructive termination date is later than five years after the commencement date, Employee shall receive the lesser amount of an amount equal to his aggregate base salary for five years following the date of the termination date, or an amount equal to his aggregate base salary through the end of the term. Additionally, Employee shall continue to receive the additional benefits mentioned above during the period he is entitled to receive the base salary.

During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company incurred $10,000, $120,000, and $120,000 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $333,000, $343,000, and $240,000 in accounts payable and accrued liabilities on its consolidated balance sheets at December 31, 2011, November 30, 2011, and November 30, 2010, respectively.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements other than with Dr. Moran.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2011 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Marco Moran, President, CEO, and Director	40,000,000	68.3%

All Officers and Directors as a Group		40,000,000	68.3%

1. The address of each executive officer and director is c/o Convenientcast, Inc.132 E. Northside Dr. Suite C Clinton, MS39056.

2. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consist solely of Marco Moran, Kevin Murphy and Howard Bouch. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Sales to Related Party Distributor

During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company recognized revenue from product sales to the Distributor of $0, $30,030, and $6,399, respectively, which represented 0%, 2.4%, and 0.6%, respectively, of total product revenue recognized by the Company. At December 31, 2011, November 30, 2011 and November 30, 3010, accounts receivable from the Distributor was $3,000, $3,624, and $0, respectively.

Shipping Reimbursements from Related Party

At December 31, 2011, November 30, 2011 and November 30, 2010, the Company had outstanding accounts receivable of $2,603, $2,603, and $0, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During the period beginning February 2011 through April 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of November 30, 2011 and December 31, 2011, that company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the period ended November 30, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850. There were no such purchases from related parties in the periods ended December 31, 2011 and November 30, 2010.

Loan from Related Party

During the period ended November 30, 2011, the Company received a related party loan from a company majority owned by the CEO and of which the CEO was the sole officer and director in the amount of $38,800. On March 7, 2012, the Company issued 438,000 restricted shares of common stock to settle the $38,800 advances from third parties that were outstanding at November 30, 2011 and December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

McConnell & Jones, LLP is our independent registered public accounting firm.

(a) On December 27, 2011, Board of Directors of the Registrant dismissed Child, Van Wagoner and Bradshaw, PLLC, its independent registered public account firm. On the same date, December 27, 2011, the accounting firm of McConnell & Jones, LLP was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant approved of the dismissal of Child, Van Wagoner and Bradshaw, PLLC and the engagement of McConnell & Jones, LLP as its independent auditor. None of the reports of Child, Van Wagoner and Bradshaw, PLLC on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its 10-K for the period ended 12/31/2010 contained a going concern qualification in the registrant’s audited financial statements.

During the registrant’s two most recent fiscal years and the subsequent interim periods thereto, there were no disagreements with Child, Van Wagoner and Bradshaw, PLLC whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Child, Van Wagoner and Bradshaw, PLLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the registrant’s financial statements. During our two most recent fiscal years and any subsequent interim period prior to the dismissal of Child, Van Wagoner and Bradshaw, PLLC, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

The registrant has requested that Child, Van Wagoner and Bradshaw, PLLC furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

b) On December 27, 2011, the Registrant engaged McConnell & Jones, LLP as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted McConnell & Jones, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Audit Fees

The aggregate fees billed by McConnell & Jones, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K or services that are normally provided in connection with statutory and regulatory filings were $10,000 for the fiscal year ended December 31, 2011 and $0 for 2010.

The aggregate fees billed by Child, Van Wagoner and Bradshaw, PLLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Forms 10-K and 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,400 for the fiscal year ended December 31, 2011 and $11,400 for 2010.

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

●	Reports of Independent Registered Public Accounting Firms

●	Consolidated Balance Sheets as of December 31, 2011, November 30, 2011 and November 30, 2010

●	Consolidated Statements of Operations for the one month period ended December 31, 2011 and the years ended November 30, 2011 and November 30, 2010

●	Consolidated Statements of Changes in Stockholders’ Deficit for the one month period ended December 31, 2011 and the years ended November 30, 2011 and November 30, 2010

●	Consolidated Statements of Cash Flows for the one month period ended December 31, 2011 and the years ended November 30, 2011 and November 30, 2010

●	Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

99.a	Exchange Agreement

99.b	Employment Agreement

99.c	Convertible Note

99.d	Distributor Agreements

99.e	Marketing Agreements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

39

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Convenientcast, Inc.

We have audited the accompanying consolidated balance sheets of Convenientcast, Inc. (the Company) as of December 31, 2011 and November 30, 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the one month period ended December 31, 2011 and the year ended November 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Convenientcast, Inc as of December 31, 2011 and November 30, 2011 and the results of its operations and cash flows for the one month period ended December 31, 2011 and the year ended November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the financial statements, the Company has incurred losses, has negative operational cash flows and its operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McConnell & Jones, LLP

Houston, Texas

April 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of DSD Network of America, Inc.

We have audited the accompanying balance sheet of DSD Network of America, Inc. (formerly Dewmar International BMC, INC.), (the ”Company”) as of November 30, 2010, and the related statements of income, stockholders’ equity (deficit) and cash flows for the years then ended. DSD Network of America, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DSD Network of America, Inc. as of November 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming DSD Network of America, Inc. will continue as a going concern. As more fully discussed in Note 3 to the financial statements, the Company has incurred net losses since inception and will need to secure new financing or additional working capital in order to pay its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan as to these matters is also described in Note 3. These financial statements do not include adjustments that might result from the outcome of this uncertainty.

/s/ LL Bradford & Company LLC

Las Vegas, Nevada

March 29, 2011

CONVENIENTCAST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	November 30, 2011	November 30, 2010
ASSETS

Current Assets
Cash and cash equivalents	$91,506	$83,086	$242,644
Account receivables, net	113,327	53,198	117,342
Related party receivable	5,603	6,227	-
Advances to related party	9,332	9,332	-
Inventory	58,162	126,590	85,382
Prepaid expenses and other current assets	11,463	7,294	6,689
Total Current Assets	289,393	285,727	452,057

Property & equipment, net	16,155	16,452	11,642

Total assets	$305,548	$302,179	$463,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$462,971	$448,226	$273,242
Advances from related party	38,800	38,800	-
Notes payable	-	328,656	389,730
Total Current Liabilities	501,771	815,682	662,972

Total Liabilities	501,771	815,682	662,972

Stockholders’ Deficit
Common stock; $0.001 par value; 75,000,000 shares authorized, 58,495,000, 57,245,000, and 40,000,000 shares issued and outstanding, respectively	58,495	57,245	40,000
Additional paid-in capital	22,097	(57,903)	(39,925)
Accumulated deficit	(276,815)	(512,845)	(199,348)
Total Stockholders’ Deficit	(196,223)	(513,503)	(199,273)
Total Liabilities and Stockholders’ Deficit	$305,548	$302,179	$463,699

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	One Month Ended	Year Ended
	December 31, 2011	November 30, 2011	November 30, 2010

Revenue, net	$164,744	$1,268,985	$1,106,903

Cost of goods sold	95,787	522,498	500,026

Gross profit	68,957	746,487	606,877

Operating expenses
Occupancy and related expenses	2,223	31,188	37,736
Marketing and advertising	6,890	119,608	63,402
General and administrative expenses	31,866	535,215	520,436
Contract labor	39,270	330,956	-
Total operating expenses	80,249	1,016,967	621,574

Loss from operations	(11,292)	(270,480)	(14,697)

Other income (expenses)
Interest expense	(138)	(43,159)	(128,738)
Interest income	54	142	160
Gain on extinguishment of debt	247,406	-	-
Total other income (expenses)	247,322	(43,017)	(128,578)

Net income (loss)	$236,030	$(313,497)	$(143,275)

Net income (loss) per common share – basic and fully diluted	$0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	57,286,667	41,559,986	40,000,000

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, November 30, 2009	40,000,000	$40,000	$(39,925)	$(56,073)	$(55,998)

Net loss	-	-	-	(143,275)	(143,275)
Balance, November 30, 2010	40,000,000	40,000	(39,925)	(199,348)	(199,273)

Common stock issued for merger	17,195,000	17,195	(22,428)	-	(5,233)
Shares issued for services	50,000	50	4,450	-	4,500
Net loss	-	-	-	(313,497)	(313,497)
Balance, November 30, 2011	57,245,000	57,245	(57,903)	(512,845)	(513,503)

Shares issued to settle note payable	1,250,000	1,250	80,000	-	81,250
Net income				236,030	236,030

Balance, December 31, 2011	58,495,000	$58,495	$22,097	$(276,815)	$(196,223)

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	One Month Ended	Year Ended
	December 31, 2011	November 30, 2011	November 30, 2010

Cash flows from operating activities:
Net income (loss)	$236,030	$(313,497)	$(143,275)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	34,806
Depreciation expense	297	3,040	1,663
Stock-based compensation	-	4,500	-
Gain on extinguishment of debt	(247,406)	-
Changes in operating assets and liabilities:			-
Accounts receivable	(60,129)	29,338	43,744
Related party receivables and payables	624	(6,227)
Inventory	68,428	(41,208)	49,719
Prepaid expenses and other current assets	(4,169)	(605)	(8)
Accounts payable and accrued liabilities	14,745	169,751	(33,749)
Net cash provided by (used in) operating activities	8,420	(120,102)	(81,906)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,850)	(13,305)
Advances to related party	-	(9,332)
Net cash used in investing activities	-	(17,182)	(13,305)

Cash flows from financing activities:
Advances from related party	-	38,800
Proceeds from notes payable	-	-	208,323
Payments on notes payable	-	(61,074)	-
Net cash provided by (used in) financing activities	-	(22,274)	208,323

Net change in cash and cash equivalents	8,420	(159,558)	113,112
Cash and cash equivalents, at beginning of period	83,086	242,644	129,532
Cash and cash equivalents, at end of period	$91,506	$83,086	$242,644

Supplemental cash flow information:
Interest paid	$138	$69,967	$128,738
Income taxes paid	$-	$-	$-

Supplemental noncash investing and financing activities:
Exchange of debt for common stock	$81,250	$-	$-
Issuance of common stock for services	$-	$4,500	$-
Noncash consideration paid for acquisition	$-	$17,195	$-

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Convenientcast, Inc. (“Convenientcast” or the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Convenientcast (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Convenientcast by DSD and was treated as a recapitalization. Accordingly, the financial statements will be prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Convenientcast held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Transition Period

Prior to the Merger, DSD’s fiscal year end was November 30, whereas, the Company’s fiscal year end was and continues to be December 31. With the Merger being a reverse merger, the financial statements were prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger. To a avoid a lapse and reporting periods, the accompanying consolidated financial statements include a transition period for the one month ended December 31, 2011. The Company is currently evaluating changing its fiscal year end from December 31 to November 30 to coincide with the historic fiscal year end of DSD.

These consolidated financial statements include the Company’s consolidated balance sheets as of December 31, 2011, November 30, 2011 and November 30, 2010 and the consolidated statements of operations, changes in stockholders’ deficit and cash flows for the one month period ended December 31, 2011 and for the 12 months ended November 30, 2011 and November 30, 2010.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and DSD, its only subsidiary. All material intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit and money market accounts, which are readily convertible into cash and purchased with original maturities of three months or less. These investments are carried at cost, which approximates fair value.

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2011, November 30, 2011 and November 30, 2010, the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At December 31, 2011, November 30, 2011 and November 30, 2010, the allowance for doubtful accounts was $34,634, $34,634, and $0, respectively.

Inventory Held by Third Party

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of goods sold during the period spoilage is incurred.

Fixed Assets

Leasehold improvements, property and equipment are stated at cost less accumulated depreciationand amortization. Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in ”Gain or Loss from Operations”.

The estimated useful lives are:

Furniture and fixtures	3-10 years
Equipment	3-7 years
Vehicles	3-7 years

Revenue Recognition Policy

The Company recognizes revenue when the product is received by and title passes to the customer. The Company’s standard terms are ‘FOB’ receiving point. If a customer receives any product that they consider damaged or unacceptable, the customer must document any such damages or reasons for it not to be accepted on the original invoice upon delivery and then inform the Company within 72 hours of receipt of the product. The Company does not accept returns of product for reasons other than damage.

We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances. No products are sold on consignment. Revenue is shown net of sales allowances on the accompanying statements of operations.

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, glass, labels, caps and packaging materials. Additionally, costs incurred for shipping and handling charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company. For the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, such costs totaled approximately $7,759, $73,755 and $54,465, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as general and administrative expenses.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $6,890, $119,608 and $63,402 for the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, respectively.

Income Taxes

The Company accounts for its income taxes using the liability method, whereby deferred tax assets and liabilities are established for the future tax consequences of temporary differences between the financial statement carrying amounts of assets and liabilities and their tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize the tax assets through future operations.

The Company’s federal and state income tax returns for the years ended 2009 and 2010 are open to examination. At December 31, 2011, November 30, 2011 and November 30, 2010, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

Fair Value Measurements

Generally accepted accounting principles in the United States (“US GAAP”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are as follows:

Level 1 – Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 – Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 – Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During each of the one month period ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company issued no stock options or other share-based payments to employees.

Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive.

Concentration of Risks

The Company’s operations and future business model are dependent in a large part on the Company’s ability to execute its business model. The Company’s inability to meet its sales objectives may have a material adverse effect on the Company’s financial condition.

During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, most of the Company’s sales are derived from beverage distributors located in the Southern region of the United States. This concentration of sales may have a negative impact on total sales in the event of a decline in the local economies.

New Accounting Pronouncements

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between US GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance does not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company does not expect the implementation of this amended accounting guidance to impact its consolidated financial statements.

In December 2011, the FASB deferred an effective date for amendments issued in June 2011 that relate to the presentation of reclassifications of items out of accumulated other comprehensive income. All other requirements in ASU issued in June 2011 are not affected, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The implementation of this amended accounting guidance is not expected to impact on our consolidated financial position or results of operations.

3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has an accumulated net loss totaling $276,815. The Company also had negative working capital of $212,378. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

4. REVERSE MERGER

Reverse recapitalization accounting applies when a non-operating public shell company acquires a private operating company and the owners and management of the private operating company have actual or effective voting and operating control of the combined company. In the Merger transaction, Convenientcast qualifies as a non-operating public shell company because as of the Merger date, Convenientcast held nominal net monetary assets.

A reverse recapitalization is equivalent to the issuance of stock by the private operating company for the net monetary assets of the public shell corporation accompanied by a recapitalization with accounting similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets are recorded.

Under recapitalization accounting, the equity of the accounting acquirer (DSD) is presented as the equity of the combined enterprise and the capital stock account of DSD is adjusted to reflect the par value of the outstanding stock of the legal acquirer (CVCT) after giving effect to the number of shares issued in the business combination. Shares retained by CVCT are reflected as an issuance as of the merger date for the historical amount of the net assets of the acquired entity which in this case is a net liability of $5,233. Accordingly, the net liabilities assumed are reflected as a decrease in the Company’s common stock balance.

5. INVENTORY

Inventory at December 31, 2011 and, November 30, 2011 and November 30, 2010 consisted of finished goods in the amounts of $58,162 and, $126,590 and $60,551, respectively. Additionally, the total inventory at November 30, 2010 consisted of finished goods in the amounts of $60,551 included and raw materials in the amount of $24,831. During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company recorded spoilage charges of $0, $0, and $540, respectively, which are included the cost of goods sold in the accompanying statements of operations.

6. FIXED ASSETS

Fixed assets consisted of the following as of December 31, 2011, November 30, 2011 and November 30, 2010:

	December 31, 2011	November 30, 2011	November 30, 2010
Vehicles	$21,155	$21,155	$13,305
Less: accumulated depreciation	(5,000)	(4,703)	(1,663)
Fixed assets, net	$16,155	$16,452	$11,642

Depreciation expense for the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010 was $297, $3,040 and $1,663, respectively, and is reflected in general and administrative expense.

7. NOTES PAYABLE

On August 3, 2009, the Company executed an agreement (“Note Agreement”) with an unrelated entity that subsequently became one of the Company’s distributors, (“Unrelated Distributor”), which provided for the payment of raw goods directly to the Company’s suppliers by the agreement holder. The Unrelated Distributor made direct payments to suppliers for all raw materials purchased from August 2009 through February 2010. The Note Agreement set forth that interest was payable at a rate of $2.00 per case for all product sold to distributors within the state of Texas and $2.50 per case for all product sold to distributors outside the state of Texas. The Company also agreed that any product purchased by the agreement holder may be charged against any outstanding interest payments owed.

As of November 30, 2011 and 2010, the principle and interest amounts due under the agreement were $328,656 and $354,000, respectively, and were due on demand. On December 30, 2011, the Company and the unrelated third party agreed to exchange the principle and interest amounts due under the agreement for 1,250,000 restricted shares of the Company’s common stock, valued at $81,250. The Company recognized a $247,406 gain on extinguishment of debt as a result of the exchange.

On April 28, 2010, the Company executed a promissory note for $13,305 with Regions Bank. The loan is secured by the company vehicle and requires monthly payments in the amount of $1,135. The loan bears 4.45% interest and was paid in full during 2011.

8. INCOME TAXES

No provision for federal income taxes has been recognized for the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011, November 30, 2011 and November 30, 2010 were as follows:

	December 31, 2011	November 30, 2011	November 30, 2010
Deferred tax assets:
Net operating loss	$23,938	$104,284	$-
	23,938	104,284	-
Less valuation allowance	(23,753)	(104,284)	-
	$-	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized. During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the valuation allowance (decreased) increased by approximately ($80,346), $104,284 and $0, respectively.

At December 31, 2011, the Company had net operating loss carryforwards of approximately $70,406 for federal income tax purposes. These net operating loss carryforwards begin to expire in 2024.

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate of 34% to pretax income from continuing operations as a result of the following:

	One month ended December 31,	Year ended December 31,
	2011	2011	2010
Computed “expected” income tax expense (benefit)	$80,250	$(106,589)	$(48,714)
Increase (reduction) resulting from:
Pass-through income	-	-	46,796
Permanent difference	96	2,305	2,182
Other differences	-	-	(264)
Change in valuation allowance	(80,346)	104,284	-
Income tax expense	$-	$-	$-

9. STOCKHOLDERS’ DEFICIT

Shares Issued for Services

On November 7, 2011, the Company entered into an Advisory Services Agreement (“Advisory Agreement”) with an unrelated investment advisory company (the “Advisor”), whereas the Advisor agreed to perform certain advisory services in exchange for 50,000 shares, valued at $4,500 ($0.09 per share), of the Company’s common stock, to be delivered within 10 days after execution of the Advisory Agreement, in addition to reimbursement by the Company for the $4,500 DTC Application fee. The shares issued pursuant to the Advisory Agreement are restricted shares. The term of the Advisory Agreement commenced on November 7, 2011 and was set to expire upon the Company’s receipt of either an approval or a denial of their DTC Eligibility Request by DTC. On March 14, 2012, the Company completed the final approved DTC opinion and it is currently expecting notification of its DTC Eligibility Request.

Shares Issued to Settle Note Payable

On December 30, 2011, the Company issued 1,250,000 restricted shares, valued at $81,250 ($0.065 per share) to settle its outstanding note payable to an unrelated third party (the “Exchange”). The exchange price was determined to be 50% below the average ten (10) day trading price of the Company’s unrestricted shares of common stock prior to the conversion date. Pursuant to the exchange, the unrelated third party released the Company from its obligation to repay outstanding principle and interest due, aggregating $328,656 at the time of the exchange. The Company recognized a $247,406 gain on extinguishment of debt as a result of the exchange.

10. RELATED PARTY TRANSACTIONS

Sales to Related Party Distributor

During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company recognized revenue from product sales to the Distributor of $0, $30,030, and $6,399, respectively, which represented 0%, 2.4%, and 0.6%, respectively, of total product revenue recognized by the Company. At December 31, 2011, November 30, 2011 and November 30, 3010, accounts receivable from the Distributor was $3,000, $3,624, and $0, respectively.

Shipping Reimbursements from Related Party

At December 31, 2011, November 30, 2011 and November 30, 2010, the Company had outstanding accounts receivable of $2,603, $2,603, and $0, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During the period beginning February 2011 through April 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of November 30, 2011 and December 31, 2011, that company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the period ended November 30, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850. There were no such purchases from related parties in the periods ended December 31, 2011 and November 30, 2010.

Advances from Related Party

During the period ended November 30, 2011, the Company received related party advances from a company majority owned by the CEO and of which the CEO was the sole officer and director in the aggregate amount of $38,800. On March 7, 2012, the Company issued 438,000 restricted shares of common stock to settle the $38,800 advances from third parties that were outstanding at November 30, 2011 and December 31, 2011.

11. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at December 31, 2011, November 30, 2011, and November 30, 2010. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During January 2011, a claim was filed against DSD by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by DSD. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the DSD management.

Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses.

DSD has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits.

DSD anticipates pre-trial motion practice that may dispose of our limit some of all of the plaintiff’s claims. Until those motions are submitted and heard by the court, DSD cannot accurately evaluate the likelihood of an unfavorable outcome, nor can we estimate the range of any potential loss however, Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On February 14, 2011, a claim was filed against DSD by Charles Moody, in Caddo Parish, LA First Judicial Court. Charles Moody loaned DSD approximately $63,000 in June 2009. In exchange, Moody received a Promissory Note containing the terms and conditions of the repayment of the loan. Based upon the understanding of the parties, DSD began making monthly payments to Moody in January 2010 in satisfaction of the loan. In December 2010, final payment of the remaining balance of the loan was paid to Moody in full and final satisfaction of the Promissory Note. Moody filed suit to recover “late fees” allegedly owed under the Promissory Note. DSD contends the Promissory Note was satisfied with the final payment in December 2010; Moody contends that repayment should have begun in November 2009, and that because it did not, late fees are owed.

Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses. Trial is set for July 31, 2012.

DSD has vigorously contested each and every one of the plaintiff’s allegations.

DSD anticipates pre-trial motion practice that may dispose of our limit some of all of the plaintiff’s claims. Until those motions are submitted and heard by the court, DSD cannot accurately evaluate the likelihood of an unfavorable outcome, nor can we estimate the range of any potential loss however, Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct.

DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commenced.

DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders.

DSD cannot accurately evaluate the likelihood of an unfavorable outcome, nor can we estimate the range of any potential loss however, Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against DSD, Unique Beverage Group, LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. The Company expects these allegations to be completely dismissed by May 1, 2012.

12. COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2011, the Company entered into employment agreement with Dr. Moran (“Employee”) to serve as President and Chief Executive Officer of the Company. The employment commenced on January 1, 2011 and runs for the period through January 1, 2015. The Company will pay Employee, as consideration for services rendered, a base salary of $120,000 per year.

As additional compensation, Employee is eligible to receive one percent of the issued and outstanding shares of the Company if the gross revenues hit specified milestones for each fiscal year under the agreement. The Company will provide additional benefits to Employee during the employment term which include, but are not limited to, health and life insurance benefits, vacation pay, expense reimbursement, relocation reimbursement and a Company car. The Company may also include Employee in any benefit plans which it now maintains or establishes in the future for executives. If Employee dies, the Company will pay the designated beneficiary an amount equal to two years’ compensation, in equal payments over the next twenty four months.

In the event Employee’s employment is constructively terminated within five years of the commencement date, Employee shall receive a termination payment, which will be determined according to a schedule based upon the number of years since the commencement of the contract, within a range of $120,000 to $400,000. Additionally, Employee shall continue to receive the additional benefits mentioned above for a period of two years from the termination date. If the constructive termination date is later than five years after the commencement date, Employee shall receive the lesser amount of an amount equal to his aggregate base salary for five years following the date of the termination date, or an amount equal to his aggregate base salary through the end of the term. Additionally, Employee shall continue to receive the additional benefits mentioned above during the period he is entitled to receive the base salary.

During the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010, the Company incurred $10,000, $120,000, and $120,000 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $333,000, $343,000, and $240,000 in accounts payable and accrued liabilities on its consolidated balance sheets at December 31, 2011, November 30, 2011, and November 30, 2010, respectively.

Leases Operating Expenses

The Company leased office spaces in Clinton, MS and Houston, TX under non-cancelable operating leases during 2011. Rent expense for the one month ended December 31, 2011 and the years ended November 30, 2011 and 2010 was approximately $1,718, $21,011 and $17,600, respectively. Lease operating expense increased in fiscal 2011 compared to fiscal 2010 due to a new lease entered during March 2011. The Company additionally entered a 12 month lease in Clinton, MS for the fiscal year ending 2012.

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2011:

Years Ending December 31,	Future Minimum Lease Payments
2012	$11,648
2013	6,000
$17,648

13. SUBSEQUENT EVENTS

On March 7, 2012, the Company issued 438,000 restricted shares of common stock to settle the $38,800 advances from third parties that were outstanding at November 30, 2011 and December 31, 2011.

During March, 2012, the Company filed a lawsuit in Nevada Federal Court against all parties listed in Note 11, Legal Proceedings, alleging a number of acts of misconduct by those parties who were former employees, members, investors and/or distributors of DSD.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Convenientcast, Inc.

Date: April 16, 2012
	By:	/s/ Marco Moran
Marco Moran, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 16, 2012

	By:	/s/ Marco Moran
Marco Moran, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)

41