Form 10-Q
period 2012-03-31
CONVENIENTCAST INC.
filed 2012-05-21
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months ended: March. 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-32032

Dewmar International BMC, Inc.

(Name of Registrant in its Charter )

NEVADA	83-0375241
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

132 E. Northside Dr. Suite C Clinton, M 39056
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

[X] Yes [  ] No

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 17, 2012 the registrant had 59,233,000 issued and outstanding shares of common stock.

Dewmar International BMC, Inc. (fkaConvenientcast, Inc.)

2

PART I - FINANCIAL INFORMATION

Forward-Looking Information

This report on Form 10-Q contains forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “will,” “could” and similar expressions denoting uncertainty or an action that may, will or is expected to occur in the future. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	the timing of the development of future products;
•	projections of costs, revenue, earnings, capital structure and other financial items;
•	statements of our plans and objectives;
•	statements regarding the capabilities of our business operations;
•	statements of expected future economic performance;
•	statements regarding competition in our market; and
•	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10K for the year ended December 31, 2011. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

3

Item 1. Financial Statements

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$67,312	$91,506
Account receivables, net	71,262	113,327
Related party receivable	13,927	5,603
Advances to related party	9,332	9,332
Inventory	17,629	58,162
Prepaid expenses and other current assets	6,316	11,463
Total Current Assets	185,778	289,393

Property & equipment, net	15,262	16,155

Total assets	$201,040	$305,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$444,929	$462,971
Advances from related party	-	38,800

Total Liabilities	444,929	501,771

Stockholders’ Deficit
Common stock; $0.001 par value; 75,000,000 shares authorized, 59,233,000, 58,495,000 shares issued and outstanding, respectively	59,233	58,495
Additional paid-in capital	68,159	22,097
Accumulated deficit	(371,281)	(276,815)
Total Stockholders’ Deficit	(243,889)	(196,223)

Total Liabilities and Stockholders’ Deficit	$201,040	$305,548

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue, net	$193,216	$279,119

Cost of goods sold	75,693	97,780

Gross profit	117,523	181,339

Operating expenses
Occupancy and related expenses	6,336	7,523
Marketing and advertising	9,498	18,446
General and administrative expenses	153,850	96,319
Contract labor	37,312	68,703
Total operating expenses	206,996	190,991

Loss from operations	(89,473)	(9,652)

Other income (expenses)
Interest expense	-	(9,495)
Interest income	7	139
Loss on extinguishment of debt	(5,000)	-
Total other income (expenses)	(4,993)	(9,356)

Net loss	$(94,466)	$(19,008)

Net loss per common share – basic and fully diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding – basic and diluted	59,233,000	40,000,000

DEWMAR INTERNATIONAL BMC, INC. (fkaConvenientcast, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011

Cash flows from operating activities:
Net loss	$(94,446)	$(19,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	172
Depreciation expense	893	665
Stock-based compensation	3,000	-
Loss on extinguishment of debt	5,000	-
Changes in operating assets and liabilities:
Accounts receivable	42,065	1,160
Related party receivables and payables	(8,324)	-
Inventory	40,533	(5,120)
Prepaid expenses and other current assets	5,147	706
Accounts payable and accrued liabilities	(18,042)	37,083
Net cash provided by (used in) operating activities	(24,194)	15,658

Cash flows from investing activities:
Advances to related party	-	(33,599)
Net cash used in investing activities	-	(33,599)

Cash flows from financing activities:
Advances from related party	-	14,000
Payments on notes payable	-	(63,336)
Net cash used in financing activities	-	(49,336)

Net change in cash and cash equivalents	(24,194)	(67,277)
Cash and cash equivalents, at beginning of period	91,506	208,725
Cash and cash equivalents, at end of period	$67,312	$141,448

Supplemental cash flow information:
Interest paid	$-	$68,338

Supplemental noncash investing and financing activities:
Extinguishment of debt for common stock	$43,800	-
Issuance of common stock for services	$3,000	-

DEWMAR INTERNATIONAL BMC, INC. (fkaConvenientcast, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fkaConvenientcast, Inc.) (“Dewmar International BMC, Inc. or the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Dewmar International BMC, Inc. by DSD and was treated as a recapitalization. Accordingly, the financial statements were prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Dewmar International BMC, Inc. held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in our Annual Report on Form 10K.

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

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2011 through March 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At March 31, 2012 and December 31, 2011, the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At March 31, 2012 and December 31, 2011, the allowance for doubtful accounts was $34,634.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $9,498 and $18,446 for the three months ended March 31, 2012 and 2011, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009, 2010 and 2011 are open to examination. As of March 31, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy which has three levels based on the reliability of the inputs to determine the fair value. These levels include: Level 1, defined as inputs such as unadjusted quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for use when little or no market data exists, therefore requiring an entity to develop its own assumptions.

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables and accrued liabilities. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During the three months ending March 31, 2012 and 2011, the Company issued no stock options or other share-based payments to employees.

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

New Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has an accumulated deficit totaling $327,919. The Company also had negative working capital of $259,151. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

NOTE 4. INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2012 and the years ended November 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$40,961	$23,938
	40,961	23,938
Less valuation allowance	(40,961)	(23,938)
	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.

At March 31, 2012, the Company had net operating loss carryforwards of approximately $120,474 for federal income tax purposes. These net operating loss carryforwards begin to expire in 2024.

NOTE 5. STOCKHOLDERS’ DEFICIT

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

On March 19, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services. The value of the services was $3,000 resulting in an Additional Paid in Capital amount of $2,700.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Sales to Related Party Distributor

The Company is engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the three months ended March 31, 2012 and 2011, the Company recognized revenue from product sales to the Distributor of $12,800 and $19,920, respectively, which represented 0.07% and 0.07%, respectively, of total product revenue recognized by the Company. At March 31, 2012 and December 31, 2011, receivable from the Distributor was $11,324 and $1,758, respectively.

Shipping Reimbursements from Related Party

At March 31, 2012, and December 31, 2011, the Company had outstanding accounts receivable of $2,603 and $2,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During the period beginning February 2011 through April 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of March 31, 2012 and December 31, 2011, that company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the period ended November 30, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850. There were no such purchases from related parties in the periods ended March 31, 2012 and December 31, 2011.

Advances from Related Party

During 2011, the Company received related party advances from a company majority owned by the CEO and of which the CEO was the sole officer and director in the aggregate amount of $38,800. On March 7, 2012, the Company issued 438,000 restricted shares of common stock to settle the $38,800 advances from third parties that were outstanding at December 31, 2011. The 438,000 restricted shares were valued at $43,800 ($0.10 per share) with a par value of $438 resulting in a loss on extinguishment of debt of $5,000.

NOTE 7. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at March 31, 2012 or December 31, 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During January 2011, a claim was filed against DSD by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by DSD. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the DSD management. Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses.DSD has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits.

On February 14, 2011, a claim was filed against DSD by Charles Moody, in Caddo Parish, LA First Judicial Court. Charles Moody loaned DSD approximately $63,000 in June 2009. In exchange, Moody received a Promissory Note containing the terms and conditions of the repayment of the loan. Based upon the understanding of the parties, DSD began making monthly payments to Moody in January 2010 in satisfaction of the loan. In December 2010, final payment of the remaining balance of the loan was paid to Moody in full and final satisfaction of the Promissory Note. Moody filed suit to recover “late fees” allegedly owed under the Promissory Note. DSD contends the Promissory Note was satisfied with the final payment in December 2010; Moody contends that repayment should have begun in November 2009, and that because it did not, late fees are owed.Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses. Trial is set for July 31, 2012.DSD has vigorously contested each and every one of the plaintiff’s allegations.

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct.DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commenced.DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability.

On March 22, 2012 whereas Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) is a Nevada corporation doing business in Clark County, Nevada files suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen complaints accusing this group of defendants in colluding against the Company.

NOTE 8. COMMITMENTS AND CONTINGENCIES

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

During the three months ended March 31, 2012 and 2011, the Company accrued $30,000 and $30,000 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $363,000 and $333,000 in accounts payable and accrued liabilities on its consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

Leases Operating Expenses

The Company leased office spaces in Clinton, MS and Houston, TX under non-cancelable operating leases during 2011. Rent expense for the three months ended March 31, 2012 and 2011 was approximately $4,331 and $4,871, respectively.

The following is a schedule of future minimum lease payments under non-cancelable operating leases at March 31, 2012:

Years Ending December 31,	Future Minimum Lease Payments
2012	$7,317
2013	6,000
$13,317

Distribution Agreement

On March 1, 2012, the Company entered into a distribution and brokerage agreement with Brand Builderz, USA, LLC (BBUSA), a Limited Liability Company organized under the laws of the State of Maine, to sell, market, manage and assist in distributing products in its designated territory. The Company will pay a monthly retainer fee of two thousand dollars ($2,000) until sales commissions reach at least four thousand dollars ($4,000) for two consecutive months. The company will pay commissions of ten percent (10%) of gross sales collected, pay an invasion fee of fifty cents ($0.50) per physical case of product sold within the territory of BBUSA by a third party.

NOTE 9. SUBSEQUENT EVENTS

On April 27, 2012, the Board of Directors approved a resolution to increase the number of Authorized shares to 125 million of which 25 million are Preferred Stock with a par value of $0.001 per share and 100 million are Common Stock.

On April 9, 2012, The Company entered into an agreement with NA Beverages, LLC, a Nevada Limited Liability Company (the Consultant), to provide advice, analysis, sales and recommendations. The Consultant shall be paid at the base salary of $40,000 per year, receive a commission of five percent (5%) of the gross sales of all fully paid invoices received from the Consultant’s customers and provide a monthly bonus of up to twenty-five hundred dollars ($2,500) for arranging, conducting and reporting of meetings with buyers and or similar business related personnel. Either the Company or the Consultant may terminate the agreement with at least thirty (30) says prior written notice with no specific reasons given.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-lookingstatements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011,

Background

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fka Convenientcast, Inc.) (“Dewmar International BMC, Inc or the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Dewmar International BMC, Inc. by DSD and was treated as a recapitalization. Accordingly, the financial statements were be prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Dewmar International BMC, Inc held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

Results of Operations

For the three months ended March 31, 2012 and 2011.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $85,903, or 30.8%, to $193,216 from $279,119 for the three months ended March 31, 2012 and 2010, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $22,087, or 22.6%, to $75,693 from $97,780 for the three months ended March 31, 2012 and 2011, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $16,005, or 0.08%, to $206,996 from $190,991 for the three months ended March 31, 2012 and 2011, respectively. The overall increase in operating expenses results from increases in professional fees including legal, accounting, audit fees and other expenses for the reverse merger and related compliance filings and requirements with an increase of $59,559 to $62,118 from $2,559 for the three months ended March 31, 2012 and 2011, respectively.

Marketing and advertising costs decreased $8,948, or 48.5%, to $9,498 for the three month ended March 31, 2012, as compared to $18,446 for the three month ended March 31, 2011. This overall decrease was due to reducing marketing and advertising.

Contract labor costs decreased $31,391 to $37,312 from $68,703 for the three months ended March 31, 2012 and 2011, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the three months ended March 31, 2012 and 2011, the Company incurred interest expense of $0.00 and $9,495 respectively. The Company paid a prior accrued interest payment of $68,338 for the three months ended March 31, 2011.

Net Loss

Our net losses for the three months ended March 31, 2012 and 2011 were $94,466 and $19,008, respectively. The increase in net loss is attributable to the increases in expenses from the operating expenses, which is discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011. See our Note 2 in our unaudited financial statements for the three months ended March 31, 2012, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2012 and 2011, the Company recognized positive (negative) cash flows from operating activities of $(24,194), and $25,153, respectively. As of March 31, 2012, the Company held cash and cash equivalents of $67,312 compared to cash of $141,448as of March 31, 2011.

Cash used in investing activities totaled $0, and $33,599 for the three months ended March 31, 2012 and 2011, respectively. Cash used in investing activities consisted of advances to a related party. Cash provided by (used in) financing activities totaled $0, and $(58,831) for the three months ended March 31, 2012 and 2011, respectively, and consisted of advances received from third parties and payments made on notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2012.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at March 31, 2012, December 31 2011, November 30, 2011, and November 30, 2010. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On February 14, 2011, a claim was filed against DSD by Charles Moody, in Caddo Parish, LA First Judicial Court. Charles Moody loaned DSD approximately $63,000 in June 2009. In exchange, Moody received a Promissory Note containing the terms and conditions of the repayment of the loan. Based upon the understanding of the parties, DSD began making monthly payments to Moody in January 2010 in satisfaction of the loan. In December 2010, final payment of the remaining balance of the loan was paid to Moody in full and final satisfaction of the Promissory Note. Moody filed suit to recover “late fees” allegedly owed under the Promissory Note. DSD contends the Promissory Note was satisfied with the final payment in December 2010; Moody contends that repayment should have begun in November 2009, and that because it did not, late fees are owed. Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses. Trial is for July 31, 2012. DSD has vigorously contested each and every one of the plaintiff’s allegations.

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct. DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commences. DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability.

On March 22, 2012 whereas Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) is a Nevada corporation doing business in Clark County, Nevada files suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen complaints accusing this group of defendants in colluding against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 19, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services. The value of the services was $3,000 resulting in an Additional Paid in Capital amount of $2,700.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

Dewmar International BMC, Inc.

Date: May 21, 2012	By:	/s/ Marco Moran
President, CEO, and Director

