Form 10-K/A
period 2011-12-31
Dewmar International BMC, Inc.
filed 2012-08-03
CIK 1269879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 001-32032

Dewmar International BMC, Inc.
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

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

Dewmar International BMC, Inc.

Form 10-K/A Annual Report
Table of Contents

This 10K/A is an amendment in response to the SEC’s Comment Letter of May 3, 2012. The Sections that have been amended are Item 1, Item 2, Item 3, Item 7, Item 10 and Item 15 Financial statements.

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

CORPORATE BACKGROUND

On Oct. 28, 2011, Dewmar International BMC, Inc. fka Convenientcast, Inc. (“Convenientcast”) entered into an exchange agreement to purchase 100% of the outstanding shares of DSD Network of America, Inc. (“DSD”) in exchange for 40,000,000 common shares of Convenientcast stock. DSD is now a subsidiary of Convenientcast and Convenientcast has acquired the business and operations of DSD. The Exchange Agreement contains customary representations, warranties, and conditions

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Convenientcast by DSD and was treated as a recapitalization. Accordingly, the financial statements will be prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Convenientcast held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

DSD was formed as a Nevada corporation on March 13, 2009.

The Company’s trademarked brand name Lean has been repeatedly used in popular hip hop music by a number of rap artists throughout the entire United States over the past 10 years or more; this shows that the trademarked name shall already have some limited recognition by our targeted consumers due to this fact. Trademark is under the name of Dewmar International BMC, Inc. which is now DSD. DSD (also referred to as “the Company”) is an existing business that launched its Lean Slow Motion PotionTM brand relaxation beverage in September of 2009. Based in Clinton, Mississippi and registered in the state of Nevada, the Company reflects a brand rooted in hip-hop culture that is influenced by a multitude of iconic rap music artists and high profile professional athletes. The three uniquely formulated Lean flavors consist of a blend of calming herbs with natural sweeteners to provide a better alternative to alcohol or over the counter cough medicines when it’s time to naturally unwind. After a difficult day – Lean. When you need to relax – Lean.

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

The drink’s premium relaxation formula was developed by a registered pharmacist with a commensurate understanding of the demands of street life. Lean is a safe and satisfying mix of pharmaceutical grade herbs and syrup-based flavors to give the consumer “functional relaxation.” Lean additionally features a unique link to rap and hip-hop music and culture, which is reflected in its marketing. The Us Pharmacopeia (USP) publishes official monographs for certain substances. These monographs include specific assay methods and product specifications to assure identity and potency. Material that is tested by these methods to meet those specifications is then eligible to be called pharmaceutical grade. This is what we are referencing as it pertains to the active herbal ingredients contained within our nutritional supplement: Melatonin, Valerian Root and Rose Hips.

The two herbal ingredients valerian root and rose hips referenced as pharmaceutical grade are sourced by Allen Flavors, Inc. of 23 Progress St. Edison, NJ 08820. The melatonin referenced as pharmaceutical grade is sourced by Metabev, Inc. of 75 Kingsland Ave. Clifton, NJ 07014.

Current Good Manufacturing Practices are followed by the pharmaceutical, biotch firms and food/beverage manufacturers to ensure that the products produced meet specific requirements for identity, strength, quality, and purity. The Current Good Manufacturing Practices Guidelines are regulations enforced by the U.S. Food and Drug Administration (FDA). These regulations are put into place to protect American citizens from potentially harmful products.

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

Terminated Mirador Transaction

On June 20, 2011, Mirador, Inc. entered into an exchange agreement to purchase 80% of the outstanding shares of DSD Network of America, Inc.(“DSD”) in exchange for 40,000,000 common shares of Mirador stock. At the closing of the Exchange Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), DSD would have become a wholly-owned subsidiary of Mirador and Mirador would have acquired the business and operations of DSD. The Exchange Agreement contains customary representations, warranties, and conditions. On Oct. 28, 2011 the acquisition agreement between Mirdor, Inc. and DSD Network of America, Inc. dated June 20, 2011 as DSD has chosen to pursue another route to become a publicly traded company. As a result DSD Network of America, Inc. is no longer a wholly owned subsidiary of Mirador, Inc.

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

Purp resembles a light grape soda with aromatic hints of two novel ingredients that drinkers are typically unable to pinpoint, but yet still enjoy. Focused on the more traditional Texas-based consumer, the raw mix of Sprite and grape Jolly Rancher is enhanced with a special syrup concentrate to take the edge off. A number of popular Texas rap stars, particularly Houston artists, have made this flavor the most well-known among hip hop fans worldwide as the name “Purp” has been used in more songs online, on the radio, and in music videos – more than any other relaxation beverage brand flavor on the market today. **

Yella is a mixture of two natural wild backwoods-grown Southern flavors enhanced by a light pineapple base. This Memphis-, Tennessee born flavor includes a hint of Jolly Rancher candy flavor plus a robust south honeysuckle-like sweetener. This flavor was derived from the wildly popular lyrics of the Oscar Academy Award-winning rap group Three 6 Mafia, that repeatedly mention how they prefer sipping on that “YellaYella” beverage to get them in the artistic zone and a steady, relaxed state of mind.** The Company does not have these artists’ permission for their song lyrics/persona.

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

States marked “Currently” reflect states that the Company has shipped product to within the past 6 months to a distributor that has sold product in that state.

States marked “Had” means that no distributor has sold product in that state within the last 6 months to the Company’s knowledge.

•	Arkansas—Currently
•	Alabama—Currently
•	Florida-Had
•	Georgia-Had
•	Iowa –Currently
•	Illinois—Currently
•	Louisiana–Currently
•	Massachusetts-Had
•	Maryland-Had
•	Michigan-Currently
•	Minnesota—Currently
•	Missouri—Currently
•	Mississippi—Currently
•	North Carolina—Currently
•	Nebraska—Currently
•	New York-Had
•	Oklahoma—Currently
•	Pennsylvania—Had
•	South Carolina—Had
•	Tennessee—Currently
•	Texas—Currently
•	Virginia—Currently
•	West Virginia—Had

The Company does not have distribution agreements with every distributor, only those distributors who require exclusive territories or reserved markets for distribution of the Company’s brand.

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

1IBISWorld. “Soft Drink Production in the US Industry Report.” Obtained June 2010.

In this industry, the new age beverage category is a new, yet rapidly growing market. This industry is expected to continue growing due to increased media coverage. The Company itself has already captured a portion of market share.

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

Material terms with Allen Flavors:

Dewmar must place a valid purchase order for all concentrates and premixes for Lean Slow Motion Potion via the appropriately supplied Allen Flavors Formulation Batch Sheets Form.  Dewmar must allow for a minimum of two full weeks in order to have the concentrate order produced and shipped to the bottler for manufacturing. Dewmar is currently required to pay for the product plus its shipping cost immediately prior to Allen Flavors releases the order to the courier for delivery to the bottler. Allen Flavors is supposed to give Dewmar at least 30 days notice for any price increases and is currently considering offering Dewmar credit term.

The material terms with Big Springs, Inc. are:

Minimum production 2000 cases per flavor if produced during regular 16oz schedule.

All products will be produced on wooden pallets ($10.00 each) .Pricing is based on raw materials cost as of December 2, 2010. Big Springs is to give Dewmar International at least 30 days notice of any price increases of raw materials.

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

Competitive Edge

DSD sees a unique opportunity in the relaxation beverage market, and intends to capitalize on this by building on the following strengths:

●	Expert brand management;
●	Extraordinary sales support and training to help rapidly penetrate key markets
●	Higher than average profit margins for both distributors and retailers
●	Proven marketing strategy that creates immediate sale-thru to consumers
●	Quality product with a variety of flavors demanded by consumers
●	Formulated by a pharmaceutical scientist
●	Pioneering experience in successfully launching the most popular relaxation beverage in 2008
●	CEO is a licensed pharmacist and respected community icon, yielding instant comfort and rapport with consumers and distributors.
●	Well-versed in recognizing distributor expectations for launching new brands
●	Launched the brand with immediate distribution across six states
●	Ownership is highly-educated in business, marketing, and leadership
●	Fast-growing, new-age beverage category
●	Company culture hinges on honesty and integrity

●	Maintains an intimate understanding of its niche market
●	Commitment to building strong alliances with distribution partners
●	Trademarked brand name Lean has been repeatedly used throughout the entire United States over the past 10 years or more; this shows that the trademarked name shall already have some limited recognition by our targeted consumers due to this fact. Trademark is under the name of Dewmar International BMC, Inc. which is now DSD.

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

The Company leases space at 132 E. Northside Dr. Suite C Clinton, M 39056. We believe that this space is adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

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

One Month Ended December 31, 2011 compared to One Month Ended December 31, 2010

During the one month ended December 31, 2011, we recognized revenue of $164,744 compared to 77,800 for the same period ended December 31, 2010 . Our cost of goods sold and operating expenses were $95,787 and $80,249 compared to $37,438 and $81,064 respectively. For the one-month period ended December 31, 2011, we recognized total other income of $247,322, which primarily resulted from a gain on extinguishment of debt of $247,406, which was recognized in connection with an exchange of notes payable of $328,656 for 1,250,000 restricted shares of our common stock, valued at $81,250. During the same period ended December 31, 2010, we recognized $231 of interest expense.

Liquidity and Capital Resources

One month ended December 31, 2011 as compared to December 31, 2010

During the one month ended December 31, 2011 the Company recognized positive cash flows from operating activities of $8,420 as compared to negative cash flows for the period ended December 31, 2010 of $20,681. Both periods ending December 31 had $0 in cash flows from investing activities. During the one month period ended December 31, 2010, cash provided by financing activities totaled $18,000 from the sale of common stock and $0 in the same period ended December 31, 2011.

Years ended November 31, 2011 as compared to November 31, 2010

During the years ended November 30, 2011 and 2010, the Company recognized negative cash flows from operating activities of ($120,102) and ($81,906), respectively. As of December 31, 2011, the Company held cash and cash equivalents of $91,506 compared to cash of $83,086 and $242,644 as of November 30, 2011 and 2010, respectively.

Cash used in investing activities totaled $17,182 and $13,305 for the years ended November 30, 2011 and 2010, respectively. Cash used in investing activities consisted of purchases of property and equipment and advances to a related party. Cash provided by (used in) financing activities totaled ($22,274) and $208,323 for the years ended November 30, 2011 and 2010, respectively, and consisted of advances received from third parties and payments made on notes payable during the year ended November 30, 2011 and proceeds from a notes payable during the year ended November 30, 2010.

While the Company recognized net income of $236,030 due to non-cash gains during the one month ended December 31, 2011, the Company incurred net losses of $40,933, $313,497 and $143,275 for the one-month ended December 31, 2010 and the years ended November 30, 2011 and 2010, respectively. The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations for profitability. The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

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

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, glass, labels, caps and packaging materials. Additionally, costs incurred for shipping and handling charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company. For the one month periods ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, such costs totaled approximately $7,759, $37,438, $73,755 and $54,465, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as general and administrative expenses.

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

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officers and directors:

Marco Moran, CEO, President, Secretary, CFO, Treasurer, Director, Chief Accounting Officer

As Chief Executive Officer Marco Moran is responsible for product oversight, research and development, quality control, strategic planning, and sales and marketing efforts. He also provides leadership to the Company, as well as developing its strategic plan to advance its mission and objectives, and to promote revenue, profitability, and growth. Dr. Moran also oversees Company operations to insure production efficiency, quality, service, and cost-effective management of resources.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

3. Exhibits Incorporated by Reference or Filed with this Report.

●	Reports of Independent Registered Public Accounting Firms

●	Consolidated Balance Sheets as of December 31, 2011, November 30, 2011 and November 30, 2010

●	Consolidated Statements of Operations for the one month period ended December 31, 2011 and 2010 and the years ended November 30, 2011 and November 30, 2010

●	Consolidated Statements of Changes in Stockholders’ Deficit for the one month period ended December 31, 2011 and the years ended November 30, 2011 and November 30, 2010

●	Consolidated Statements of Cash Flows for the one month period ended December 31, 2011 and 2010 and the years ended November 30, 2011 and November 30, 2010

●	Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

99.a	Exchange Agreement

99.b	Employment Agreement

99.c	Convertible Note

99.d	Distributor Agreements

99.e	Marketing Agreements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

38

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

/s/ LL Bradford & Company LLC

Las Vegas, Nevada

March 29, 2011

CONVENIENTCAST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010	November 30, 2011	November 30, 2010
ASSETS

Current Assets
Cash and cash equivalents	$91,506	$208,726	83,086	$242,644
Account receivables, net	113,327	119,865	53,198	117,342
Related party receivable	5,603	-	6,227	-
Advances to related party	9,332	-	9,332	-
Inventory	58,162	72,538	126,590	85,382
Prepaid expenses and other current assets	11,463	5,930	7,294	6,689
Total Current Assets	289,393	407,059	285,727	452,057

Property & equipment, net	16,155	11,420	16,452	11,642

Total assets	$305,548	418,479	$302,179	$463,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$462,971	280,692	$448,226	$273,242
Advances from related party	38,800	1,500	38,800	-
Notes payable	-	358,493	328,656	389,730
Total Current Liabilities	501,771	640,685	815,682	662,972

Total Liabilities	501,771	640,685	815,682	662,972

Stockholders’ Deficit
Common stock; $0.001 par value; 75,000,000 shares authorized, 58,495,000, 40,215,000 , 57,245,000, and 40,000,000 shares issued and outstanding, respectively	58,495	40,215	57,245	40,000
Additional paid-in capital	22,097	(22,140)	(57,903)	(39,925
Accumulated deficit	(276,815)	(240,281)	(512,845)	(199,348
Total Stockholders’ Deficit	(196,223)	(222,206)	(513,503)	(199,273
Total Liabilities and Stockholders’ Deficit	$305,548	$418,479	$302,179	$463,699

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	One Month Ended	One Month Ended	Year Ended
	December 31, 2011	December 31, 2010	November 30, 2011	November 30, 2010

Revenue, net	$164,744	$77,800	$1,268,985	$1,106,903

Cost of goods sold	95,787	37,438	522,498	500,026

Gross profit	68,957	40,362	746,487	606,877

Operating expenses
Occupancy and related expenses	2,223	2,092	31,188	37,736
Marketing and advertising	6,890	70,781	119,608	63,402
General and administrative expenses	31,866	(3,243)	535,215	520,436
Contract labor	39,270	11,434	330,956	-
Total operating expenses	80,249	81,064	1,016,967	621,574

Loss from operations	(11,292)	(40,702)	(270,480)	(14,697)

Other income (expenses)
Interest expense	(138)	(231)	(43,159)	(128,738)
Interest income	54	-	142	160
Gain on extinguishment of debt	247,406	-	-	-
Total other income (expenses)	247,322	(231)	(43,017)	(128,578)

Net income (loss)	$236,030	$(40,933)	$(313,497)	$(143,275)

Net income (loss) per common share – basic and fully diluted	$0.00	0.00	$(0.01)	$(0.00)

Weighted average common shares outstanding – basic and diluted	57,286,667	40,107,903	41,559,986	40,000,000

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, November 30, 2009	40,000,000	$40,000	$(39,925)	$(56,073)	$(55,998)

Net loss	-	-	-	(143,275)	(143,275)
Balance, November 30, 2010	40,000,000	40,000	(39,925)	(199,348)	(199,273)

Common stock issued for merger	17,195,000	17,195	(22,428)	-	(5,233)
Shares issued for services	50,000	50	4,450	-	4,500
Net loss	-	-	-	(313,497)	(313,497)
Balance, November 30, 2011	57,245,000	57,245	(57,903)	(512,845)	(513,503)

Shares issued to settle note payable	1,250,000	1,250	80,000	-	81,250
Net income				236,030	236,030

Balance, December 31, 2011	58,495,000	$58,495	$22,097	$(276,815)	$(196,223)

The accompanying notes are an integral part of these financial statements.

CONVENIENTCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	One Month Ended	One Month Ended	Year Ended
	December 31, 2011	December 31, 2010	November 30, 2011	November 30, 2010

Cash flows from operating activities:
Net income (loss)	$236,030	$(40,933)	$(313,497)	$(143,275)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	-	34,806
Depreciation expense	297	222	3,040	1,663
Stock-based compensation	-	-	4,500	-
Gain on extinguishment of debt	(247,406)	-	-
Changes in operating assets and liabilities:				-
Accounts receivable	(60,129)	(2,523)	29,338	43,744
Related party receivables and payables	624	1,500	(6,227)
Inventory	68,428	12,844	(41,208)	49,719
Prepaid expenses and other current assets	(4,169)	759	(605)	(8)
Accounts payable and accrued liabilities	14,745	7,450	169,751	(33,749)
Net cash provided by (used in) operating activities	8,420	(20,681)	(120,102)	(81,906)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(7,850)	(13,305)
Advances to related party	-	-	(9,332)
Net cash used in investing activities	-	-	(17,182)	(13,305)

Cash flows from financing activities:
Advances from related party	-	-	38,800
Proceeds from notes payable	-	-	-	208,323
Payments on notes payable	-	(31,237)	(61,074)	-
Cash Proceeds Issuance of Common Stock	-	18,000	-	-
Net cash provided by (used in) financing activities	-	(13,237)	(22,274)	208,323

Net change in cash and cash equivalents	8,420	(33,918)	(159,558)	113,112
Cash and cash equivalents, at beginning of period	83,086	242,644	242,644	129,532
Cash and cash equivalents, at end of period	$91,506	$208,726	$83,086	$242,644

Supplemental cash flow information:
Interest paid	$138	231	$69,967	$128,738
Income taxes paid	$-		$-	$-

Supplemental noncash investing and financing activities:
Exchange of debt for common stock	$81,250	-	$-	$-
Issuance of common stock for services	$-		$4,500	$-
Noncash consideration paid for acquisition	$-		$17,195	$-

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

Transition Period

Prior to the Merger, DSD’s fiscal year end was November 30, whereas, the Company’s fiscal year end was and continues to be December 31. With the Merger being a reverse merger, the financial statements were prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger. To a avoid a lapse and reporting periods, the accompanying consolidated financial statements include a transition period for the one month ended December 31, 2011. Comparative statements for the one-month period ended December 31, 2010 are also included. The Company is currently evaluating changing its fiscal year end from December 31 to November 30 to coincide with the historic fiscal year end of DSD.

These consolidated financial statements include the Company’s consolidated balance sheets as of December 31, 2011 and 2010 as well as November 30, 2011 and November 30, 2010 and the consolidated statements of operations, changes in stockholders’ deficit and cash flows for the one month period ended December 31, 2011 and 2010 and for the 12 months ended November 30, 2011 and November 30, 2010.

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

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2011 and 2010 , November 30, 2011 and November 30, 2010, the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At December 31, 2011 and 2010 , November 30, 2011 and November 30, 2010, the allowance for doubtful accounts was $34,634, $0, $34,634, and $0, respectively.

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

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, glass, labels, caps and packaging materials. Additionally, costs incurred for shipping and handling charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company. For the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, such costs totaled approximately $7,759, $5,049, $73,755 and $54,465, respectively. The Company’s gross margins may not be comparable to other companies in the same industry as other companies may include shipping and handling costs as general and administrative expenses.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $6,890, $1,004, $119,608 and $63,402 for the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009 and 2010 are open to examination. At December 31, 2011, and 2010, November 30, 2011 and November 30, 2010, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During each of the one month period ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, the Company issued no stock options or other share-based payments to employees.

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

During the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, most of the Company’s sales are derived from beverage distributors located in the Southern region of the United States. This concentration of sales may have a negative impact on total sales in the event of a decline in the local economies.

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

5. INVENTORY

Inventory at December 31, 2011 and 2010 and, November 30, 2011 and November 30, 2010 consisted of finished goods in the amounts of $58,162, $72,538 and, $126,590 and $60,551, respectively. Additionally, the total inventory at November 30, 2010 consisted of finished goods in the amounts of $60,551 included and raw materials in the amount of $24,831. During the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, the Company recorded spoilage charges of $0, $0, $0, and $540, respectively, which are included the cost of goods sold in the accompanying statements of operations.

6. FIXED ASSETS

Fixed assets consisted of the following as of December 31, 2011, November 30, 2011 and November 30, 2010:

	December 31, 2011	December 31, 2010	November 30, 2011	November 30, 2010
Vehicles	$21,155	$13,305	$21,155	$13,305
Less: accumulated depreciation	(5,000)	(1,885)	(4,703)	(1,663)
Fixed assets, net	$16,155	$11,420	$16,452	$11,642

Depreciation expense for the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010 was $297, $222 , $3,040 and $1,663, respectively, and is reflected in general and administrative expense.

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

8. INCOME TAXES

No provision for federal income taxes has been recognized for the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011, November 30, 2011 and November 30, 2010 were as follows:

	December 31, 2011	December 31, 2010	November 30, 2011	November 30, 2010
Deferred tax assets:
Net operating loss	$23,938	$13,917	$104,284	$-
	23,938	13,917	104,284	-
Less valuation allowance	(23,753)	(13,917)	(104,284)	-
	$-	$-	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized. During the one month ended December 31, 2011 and 2010 and the years ended November 30, 2011 and 2010, the valuation allowance (decreased) increased by approximately ($80,346), $13,917, $104,284 and $0, respectively.

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

Shipping Reimbursements from Related Party

At December 31, 2011 and 2010, November 30, 2011 and November 30, 2010, the Company had outstanding accounts receivable of $2,603, $0, $2,603, and $0, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

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

Date: August 2, 2012
	By:	/s/ Marco Moran
Marco Moran, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 2, 2012

	By:	/s/ Marco Moran
Marco Moran, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)

41