Form 10-Q
period 2012-06-30
Dewmar International BMC, Inc.
filed 2012-08-20
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 14, 2012 the registrant had 59,233,000 issued and outstanding shares of common stock .

Dewmar International BMC, Inc.

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

Examples of forward-looking statements include:

●	the timing of the development of future products;

●	projections of costs, revenue, earnings, capital structure and other financial items;

●	statements of our plans and objectives;

●	statements regarding the capabilities of our business operations;

●	statements of expected future economic performance;

●	statements regarding competition in our market; and

●	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2011. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

3

Item 1. Financial Statements

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2012

Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	F-1

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2012 and 2011 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2012 and 2011 (unaudited)	F-3

Notes to Consolidated Financial Statements	F-4

4

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2012 (unaudited) and DECEMBER 31, 2011

	June 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$32,216	$91,506
Accounts receivable, net of allowance for doubtful account of $0 and $34,634	22,479	113,327
Related party receivable	6,679	5,603
Advances to related party	9,332	9,332
Prepaid expenses and other current assets	4,403	11,463
Inventory	31,948	58,162
Total current assets	107,057	289,393

Property, Plant and Equipment, net of accumulated depreciation of $ 6,785 and $5000, respectively	14,370	16,155

TOTAL ASSETS	$121,427	$305,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$55,999	$73,420
Accrued liabilities	436,955	389,551
Advances from related party	-	38,800
Common stock payable	315,000	-
Total current liabilities	807,954	501,771

TOTAL LIABILITIES	807,954	501,771

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT

Preferred stock, par $0.001, 25,000,000 shares authorized and 0 shares issued and outstanding, respectively	-	-
Common stock, par $0.001, 100,000,000 shares authorized and 59,233,000 and 58,495,000 shares issued and outstanding, respectively	59,233	58,495
Additional paid in capital	104,159	22,097
Accumulated deficit	(849,919)	(276,815)

TOTAL STOCKHOLDERS’ DEFICIT	(686,527)	(196,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$121,427	$305,548

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenue, net	$101,874	$470,123	$295,090	$749,242

Cost of goods sold	47,681	197,660	123,374	367,979

Gross profit	54,196	272,463	171,716	381,263

OPERATING EXPENSES:
Occupancy and related expenses	8,548	11,262	14,884	20,134
General and administrative	484,136	144,811	637,989	241,130
Contract labor	33,232	83,926	70,545	152,630
Marketing and advertising	6,899	31,345	16,397	48,441
Total operating expenses	532,815	271,344	739,815	462,335

NET OPERATING INCOME (LOSS)	(478,622)	1,119	(568,099)	(81,072)

OTHER INCOME (EXPENSE)
Interest expense	15	30,790	15	30,723
Interest income	1	45	8	118
Loss on extinguishment of debt	-	-	5,000	-
Total other income (expense)	14	30,745	(5,007)	30,605

NET LOSS BEFORE INCOME TAXES	(442,636)	(29,626)	(537,106)	(111,677)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(478,636)	$(29,626)	$(573,106)	$(111,677)

Net income per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average common shares outstanding, basic and diluted	58,944,006	40,000,000	58,944,006	40,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2012

	June 30, 2012	June 30, 2011

Cash flows from operating activities:
Net loss	$(573,106)	$(111,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,785	1,330
Stock-based compensation	354,000	-
Loss on extinguishment of debt	5,000	-
Changes in operating assets and liabilities :
Accounts receivable	90,848	47,943
Inventory	26,214	68,028
Prepaid expenses and other current assets	7,060	(96)
Accrued liabilities – related party	-	(6,500)
Accounts payable and accrued liabilities	29,986	48,287
Net cash provided by (used in) operating activities	(58,213)	47,315

Cash flows from investing activities:
Advances to related party	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party	(1,076)	(45,572)
Cash proceeds from borrowings		30,790
Cash used for repayment of notes payable	-	(72,831)
Cash proceeds from issuance of common stock	-	25,800
Net cash used in financing activities	(1,076)	(61,813)

Net change in cash and cash equivalents	(59,289)	(14,498)
Cash and cash equivalents, at beginning of period	91,506	208,725
Cash and cash equivalents, at end of period	$32,216	$194,227

Supplemental cash flow information:
Interest paid	$-	$-

Supplemental noncash investing and financing activities:
Extinguishment of debt for common stock	$43,800	$43,800
Increase in common stock payable	$315,000	$-

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fka Convenientcast, Inc.) (“Dewmar International BMC, Inc. or the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in our Annual Report on Form 10K/A filed on August 3, 2012.

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

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2011 through June 30, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At June 30, 2012 and December 31, 2011, the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At June 30, 2012 and December 31, 2011, the allowance for doubtful accounts was$0  and $34,634. During the six months ended June 30, 2012, the company wrote off $42,753 in accounts receivable.

Inventory Held by Third Party

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of goods sold during the period spoilage is incurred.

Fixed Assets

Leasehold improvements, property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in ”Gain or Loss from Operations”.

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

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, aluminium cans, trays, shrink wrap, can ends, labels and packaging materials. Additionally, costs incurred for shipping and handling charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $5,124 and $31,251 for the six months ended June 30, 2012 and 2011, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009, 2010 and 2011 are open to examination. As of June 30, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During the six months ending June 30, 2012 and 2011, the Company issued no stock options or other share-based payments to employees.

Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At June 30, 2012 there were no such common stock equivalents outstanding.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has an accumulated deficit totaling $849,919. The Company also had negative working capital. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

NOTE 4. INCOME TAXES

No provision for federal income taxes has been recognized for the six months ended June 30, 2012 and the years ended December 30, 2011 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$73,869	$23,938
	73,869	23,938
Less valuation allowance	(73,869)	(23,938)
	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.

At June 30, 2012, the Company had net operating loss carryforwards of approximately $217,000 for federal income tax purposes. These net operating loss carryforwards begin to expire in 2024.

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

During the six months ended June 30, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services . The value was determined using the market value of the shares issued which was $39,000 resulting in an Additional Paid in Capital amount of $38,700.

During the six months ended June 30, 2012, the company entered into two consulting agreements with the commitment to issue a total of 2,100,000 shares at the signing of the agreement in April 2012. As of June 30, 2012, the shares had not been issued, but the Company recorded a common stock payable with a corresponding increase in stock based compensation in the amount of $315,000, which is the market value of the shares to be issued under the consulting arrangements.

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

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the six months ended June 30, 2012 and 2011, the Company recognized revenue from product sales to the Distributor of $12,720 and $39,880, respectively, which represented 4% and 5%, respectively, of total product revenue recognized by the Company. At June 30, 2012 and December 31, 2011, receivable from the Distributor was $4,076 and $3,000 respectively.

Shipping Reimbursements from Related Party

At June 30, 2012 and December 31, 2011, the Company had outstanding accounts receivable of $2,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During the period beginning February 2011 through April 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of June 30, 2012 and December 31, 2011, that company had repaid $40,516 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the period ended November 30, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850. There were no such purchases from related parties for the period ended June 30, 2012.

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

NOTE 7. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at June 30, 2012 and December 31 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During January 2011, a claim was filed against DSD by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by DSD. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the DSD management. Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses. DSD has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits. There have been negotiations between the counsels for the parties regarding dropping approximately half of the original claims. However no trial date has been set.

On February 14, 2011, a claim was filed against DSD by Charles Moody, in Caddo Parish, LA First Judicial Court seeking in excess of $100,000 in damages. Charles Moody loaned DSD approximately $63,000 in June 2009. In exchange, Moody received a Promissory Note containing the terms and conditions of the repayment of the loan. Based upon the understanding of the parties, DSD began making monthly payments to Moody in January 2010 in satisfaction of the loan. In December 2010, final payment of the remaining balance of the loan was paid to Moody in full and final satisfaction of the Promissory Note. Moody filed suit to recover “late fees” allegedly owed under the Promissory Note. DSD contends the Promissory Note was satisfied with the final payment in December 2010; Moody contends that repayment should have begun in November 2009, and that because it did not, late fees are owed. This matter was settled for a payment of $8,000 by DSD on July 27, 2012 with no admission of guilt or liability by either party.

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

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, and LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability. Dewmar’s counter suit remains alive and trial is set for October 8, 2012.

On March 22, 2012 whereas Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) is a Nevada corporation doing business in Clark County, Nevada files suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen complaints accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim.

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

During the six months ended June 30, 2012 and 2011, the Company accrued $60,000 and $60,000 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $391,000 and $293,000 in accounts payable and accrued liabilities on its consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

Leases Operating Expenses

The Company leased office spaces in Clinton, MS and Houston, TX under non-cancelable operating leases during 2011. Rent expense for the six months ended June 30, 2012 and 2011 was approximately $11,137 and $9,560, respectively.

Future minimum lease payments through December 31, 2012 total $11,015 under non-cancelable operating leases at June 30, 2012..

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

NOTE 9. SUBSEQUENT EVENTS

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible in shares of common stock at the holder’s option at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000. The Company will analyze whether the variable conversion price results in need for bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of funding.

On July 5, 2012, the Company entered into a distribution agreement with Mikeska Distributing Co, a corporation organized under the laws of the State of Texas to exclusively sell, market, manage and assist in distributing products in its designated territory in Texas. The Company grants the distributor a first right of refusal of distribution of products in other territories. The Company will provide an invasion fee of $2.00 to $4.00 per case if products are sold within said territory.

On July 16, 2012, the Company entered into a distribution agreement with New Age Distributing, a corporation organized under the laws of the State of Arkansas to sell and assist in distributing products in its designated territory of Arkansas. The Company grants the distributor a first right of refusal of distribution of products in other territories. The Company will provide an invasion fee of $2.00 to $4.00 per case if products are sold within said territory.

On August 1, 2012, the Company entered into an investor relations consulting agreement with Empire Relations Group, Inc.(“Empire”), a corporation organized under the laws of the State of New York. Under the terms of the agreement, the Company will pay Empire a non-refundable guaranteed consulting fee of $15,000 if Empire introduces the Company to at least $30,000 in capital either through equity investment, loans, notes, debt settlements or any other type of financing which results in an increase in the net cash position of the Company.

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

Results of Operations

For three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $368,249, or 78%, to $101,874 from $470,123 for the three months ended June 30, 2012 and 2010, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $149,979, or 76%, to $47,681 from $197,660 for the three months ended June 30, 2012 and 2011, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $261,471, or 96%, to $532,815 from $271,344 for the three months ended June 30, 2012 and 2011, respectively. The overall increase in operating expenses results from increase in share based compensation of $315,000 offset by decreases in professional fees.

Marketing and advertising costs decreased $24,446, or 78%, to $6,899 for the three month ended June 30, 2012, as compared to $31,345 for the three month ended June 30, 2011. This overall decrease was due to reducing marketing and advertising commitments.

Contract labor costs decreased $50,694 to $33,232 from $83,926 for the three months ended June 30, 2012 and 2011, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the three months ended June 30, 2012 and 2011, the Company incurred interest expense of $15 and $30,790 respectively.

Net Loss

Our net losses for the three months ended June 30, 2012 and 2011 were $478,636 and $29,626, respectively. The increase in net loss is attributable to the decrease in sales revenue recognized.

Results of Operations

For six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $454,152 from $749,242 to $295,090 for the six months ended June 30, 2012 and 2010, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $244,605 from $367,979 to $123,374 for the six months ended June 30, 2012 and 2011, respectively. This overall decrease was primarily the result of decreased sales. Gross margins rose from 50% for the six months ended June 30, 2011 to 58% for the six months ended June 30, 2012.

Operating Expenses

Operating expenses increased $277,480 from $462,335 to $739,815 for the six months ended June 30, 2012 and 2011, respectively. The overall increase in operating expenses results from decreases in marketing and advertising costs of $32,044 and decreases in contract labor costs of $82,085, offset by increases in general and administrative costs of 396,859, primarily due to increased share based compensation of $354,000.

Interest Expense

For the six months ended June 30, 2012 and 2011, the Company incurred interest expense of $15 and $30,723 respectively.

Net Loss

Our net losses for the six months ended June 30, 2012 and 2011 were $537,106 and $111,677, respectively. The increase in net loss is primarily attributable to the decrease in sales revenue.

Off-Balance Sheet Arrangements

As of June 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K/A for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011. See our Note 2 in our unaudited financial statements for the six months ended June 30, 2012, as set forth herein.

Liquidity and Capital Resources

During the six months ended June 30, 2012 and 2011, the Company recognized positive (negative) cash flows from operating activities of (58,213) and $47,315, respectively. As of June 30, 2012, the Company held cash and cash equivalents of $32,216 as compared to cash on hand of $91,506 as of June 30, 2011.

Cash used in investing activities totaled $0, for the six months ended June 30, 2012 and 2011, respectively. Cash used in financing activities totaled $1,076, and $61,813 for the three months ended June 30, 2012 and 2011, respectively, and consisted of advances received from third parties and payments made on notes payable.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible in shares of common stock at the holder’s option at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000. The Company will analyze whether the variable conversion price results in need for bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of funding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2012.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statement for external reporting purposes in accordance with U.S generally accepted accounting principles. It should be noted, however, that because of inherent limitation, any system of internal controls, however well-designed and operated, can provide only reasonable, but not absolute, assurance that financial reporting objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

An internal control material weakness is significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 3,1 2011. Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

For the period ending December 31, 2011 and June 30, 2012, the Company retained the services of a third party consulting firm to perform its bookkeeping and financial reporting duties on an outsourced basis. When funds become available, the Company intends to hire additional accounting and financial reporting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at June 30, 2012 and December 31 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

During January 2011, a claim was filed against DSD by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by DSD. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the DSD management. Discovery is ongoing. Written discovery has been propounded and depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build DSD’s defenses. DSD has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits. There have been negotiations between the counsels for the parties regarding dropping approximately half of the original claims. However no trial date has been set.

On February 14, 2011, a claim was filed against DSD by Charles Moody, in Caddo Parish, LA First Judicial Court seeking in excess of $100,000 in damages. Charles Moody loaned DSD approximately $63,000 in June 2009. In exchange, Moody received a Promissory Note containing the terms and conditions of the repayment of the loan. Based upon the understanding of the parties, DSD began making monthly payments to Moody in January 2010 in satisfaction of the loan. In December 2010, final payment of the remaining balance of the loan was paid to Moody in full and final satisfaction of the Promissory Note. Moody filed suit to recover “late fees” allegedly owed under the Promissory Note. DSD contends the Promissory Note was satisfied with the final payment in December 2010; Moody contends that repayment should have begun in November 2009, and that because it did not, late fees are owed. This matter was settled for a payment of $8,000 by DSD on July 27, 2012 with no admission of guilt or liability by either party

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct. DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commences. DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability. Dewmar’s countersuit remains alive and trial is set for October 8, 2012.

On March 22, 2012 whereas Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) is a Nevada corporation doing business in Clark County, Nevada files suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen complaints accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim.D SD vigorously denies all the claims in Powell’s counterclaim.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services. The value of the services was $39,000 resulting in an Additional Paid in Capital amount of $38,700.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Not Used

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

Dewmar International BMC, Inc.

Date: August 20, 2012	By:
President, CEO, and Director

