Form 10-Q
period 2012-09-30
Dewmar International BMC, Inc.
filed 2012-11-14
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 001-32032

Dewmar International BMC, Inc.
(Name of Registrant in its Charter )

NEVADA	26-4465583
State or other jurisdiction of	(I.R.S. Employer I.D. No.)
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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2012 the registrant had 59,233,000 issued and outstanding shares of common stock .

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

3

Item 1. Financial Statements

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	F-1

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 (unaudited)	F-2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (unaudited)	F-3

Notes to unaudited Consolidated Financial Statements	F-4

4

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2012 (unaudited) and DECEMBER 31, 2011

	September 30, 2012	December 31, 2011

ASSETS
Current Assets
Cash and cash equivalents	$4,629	$91,506
Accounts receivable, net of allowance for doubtful account of $0 and $34,634	53,159	113,327
Related party receivable	3,913	5,603
Advances to related party	9,332	9,332
Prepaid expenses and other current assets	14,087	11,463
Inventory	78,144	58,162
Total current assets	163,264	289,393

Property, Plant and Equipment, net of accumulated depreciation of $7,678 and $5,000, respectively	13,477	16,155

TOTAL ASSETS	$176,741	$305,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT
LIABILITIES
Current Liabilities
Accounts Payable	$30,219	$73,420
Accrued liabilities	510,018	389,551
Advances from related party	-	38,800
Notes payable net of unamortized discount of $19,670 and $0, respectively	77,440	-
Derivative liability	5,887	-
Common stock payable	315,026	-
Total current liabilities	938,590	501,771

TOTAL LIABILITIES	938,590	501,771

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT

Preferred stock, par $0.001, 50,000,000 shares authorized and 0 shares issued and outstanding, respectively	-	-
Common stock, par $0.001, 450,000,000 shares authorized and 59,233,000 and 58,495,000 shares issued and outstanding, respectively	59,233	58,495
Additional paid in capital	107,840	22,097
Accumulated deficit	(928,922)	(276,815)

TOTAL STOCKHOLDERS’ DEFICIT	(761,849)	(196,223)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$176,741	$305,548

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue, net	$110,653	$320,539	$405,745	$1,069,781

Cost of goods sold	26,134	159,088	149,508	454,528

Gross profit	84,519	161,451	256,237	615,253

OPERATING EXPENSES:
Occupancy and related expenses	10,210	7,550	25,094	22,362
General and administrative	118,061	128,806	756,050	369,936
Contract labor	32,762	59,618	103,308	212,247
Marketing and advertising	14,553	48,227	30,950	101,991
Total operating expenses	175,586	244,201	915,402	706,536

NET OPERATING LOSS	(91,067)	(82,750)	(659,165)	(91,283)

OTHER INCOME (EXPENSE)
Interest expense	(3,549)	(12,204)	(3,563)	(42,928)
Interest income	-	14	8	132
Gain on derivative liability	15,613	-	15,613	-
Loss on extinguishment of debt	-	-	(5,000)	-
Total other income (expense)	12,064	(12,190)	7,058	(42,796)

NET LOSS BEFORE INCOME TAXES	(79,003)	(94,940)	(652,107)	(134,079)

PROVISION FOR INCOME TAXES	-	-	-	-

NET LOSS	$(79,003)	$(94,940)	$(652,107)	$(134,079)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted-average common shares outstanding, basic and diluted	59,233,000	40,000,000	59,041,396	40,000,000

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	September 30, 2012	September 30, 2011

Cash flows from operating activities:
Net loss	$(652,107)	$(134,079)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,678	(2,827)
Stock-based compensation	354,026	-
Amortization of non-cash debt discount	1,830
Non-cash legal fees	6,500
Loss on extinguishment of debt	5,000	-
Gain on derivative liability	(15,613)	-
Changes in operating assets and liabilities :
Accounts receivable	60,168	60,408
Inventory	(19,982)	(22,304)
Prepaid expenses and other current assets	(2,624)	(4,015)
Accounts receivable – related party	1,690	(21,291)
Accrued liabilities – related party	-	(6,500)
Accounts payable and accrued liabilities	81,557	99,071
Net cash used in operating activities	(176,877)	(31,537)

Cash flows from investing activities:

Net cash used in investing activities	-	-

Cash flows from financing activities:
Advances from related party	-	-
Payments on advances from related party		(32,436)
Cash proceeds from borrowings	90,000	42,994
Cash used for repayment of notes payable	-	(72,831)
Cash proceeds from issuance of common stock	-	25,800
Net cash provided by/ (used in) financing activities	90,000	(36,473)

Net change in cash and cash equivalents	(86,877)	(68,010)
Cash and cash equivalents, at beginning of period	91,506	208,726
Cash and cash equivalents, at end of period	$4,629	$140,716

Supplemental cash flow information:
Interest paid	$-	$-

Supplemental noncash investing and financing activities:
Extinguishment of debt and accounts payable for common stock	$47,481	$43,800
Increase in common stock payable	$315,026	$-
Creation of debt discount associated with derivative liability	$21,500

The accompanying notes to the unaudited consolidated financial statements are an integral part of these statements.

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2011 filed in our Annual Report on Form 10K/A filed on August 3, 2012.

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

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2011 through September 30, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At September 30, 2012 and December 31, 2011, the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At September 30, 2012 and December 31, 2011, the allowance for doubtful accounts was$0 and $34,634. During the nine months ended September 30, 2012, the company wrote off $36,578 in accounts receivable.

Inventory Held by Third Party

Inventory costs are determined principally by the use of the first-in, first-out (FIFO) costing method and are stated at the lower of cost or market, including provisions for spoilage commensurate with known or estimated exposures which are recorded as a charge to cost of goods sold during the period spoilage is incurred.

Fixed Assets

Leasehold improvements, property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for property acquisitions, development, construction, improvements and major renewals are capitalized. The cost of repairs and maintenance is expensed as incurred. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in “Gain or Loss from Operations”.

The estimated useful lives are:

Furniture and fixtures	3-10 years
Equipment	3-7 years
Vehicles	3-7 years

Convertible Notes

The Company analyzes its convertible notes in accordance with FASB Accounting Standards Codification (“ASC”) Topic 470-20 and Topic 815 Derivatives and Hedging. If it is determined that the conversion feature is convertible to a variable number of shares, then the Company determines whether it is subject to the Derivatives and hedging guidance in ASC Topic 815-20. Upon conclusion that it is within the guidance in Topic 815-20, the conversion feature is separated from the host contract and estimates its fair value and accounts for it as a derivative instrument.

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

We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances. Products are sold on consignment periodically. Revenue is shown net of sales allowances on the accompanying statements of operations.

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, aluminum cans, trays, shrink wrap, can ends, labels and packaging materials. Additionally, costs incurred for shipping, handlingand warehousing charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $8,624 and $50,308 for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009, 2010 and 2011 are open to examination. As of September 30, 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities and notes payable. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates. The Company evaluates its embedded conversion features contained within their convertible notes for derivative treatment. The Company’s derivative liabilities at September 30, 2012 are considered Level 2 financial instruments.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During the nine months ending September 30, 2012 and 2011, the Company issued no stock options or other share-based payments to employees.

Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. At September 30, 2012 there were no such common stock equivalents outstanding.

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

Reclassifications

Certain amounts in prior years have been reclassified to conform to the current years’ presentation.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has a significant accumulated deficit. The Company also had negative working capital. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

NOTE 4. NOTES PAYABLE

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market  price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which is 180 days from inception of the note.

On September 6, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest is due on June 15, 2013. $20,000 of the proceeds were funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500 and recorded an immediate loss of $12,619. At September 30, 2012, the Company amortized into interest expense $1,830 leaving an unamortized discount associated with the convertible note of $19,670. At September 30, 2012, the fair market value of the derivative liability was determined to be $5,887 which resulted in a net gain on derivative liability of $15,613. The Company estimated the fair market value of the derivative liability using Black Scholes with the following main assumptions: (1) conversion price at inception and September 30, 2012 of $0.0165 and $0.0037, respectively; (2) volatility at inception and September 30, 2012 of 246.74% and 257.33%, respectively; (3) Discount rates of 0.18% and (4) $0 in assumed dividends.

On August 30, 2012, the Company entered a second Convertible Promissory Note with Asher for an 8%convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest due on June 4, 2013. $40,000 was funded on September 13, 2012. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009 . The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which 180 days from inception of the note.

NOTE 5. INCOME TAXES

No provision for federal income taxes has been recognized for the six months ended September 30, 2012 and the years ended December 30, 2011 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$113,249	$23,938
	113,249	23,938
Less valuation allowance	(113,249)	(23,938)
	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.

At September, 2012, the Company had net operating loss carryforwards of approximately $333,000 for federal income tax purposes. These net operating loss carryforwards begin to expire in 2024.

NOTE 6. STOCKHOLDERS’ DEFICIT

Shares Issued for Services

On November 7, 2011, the Company entered into an Advisory Services Agreement (“Advisory Agreement”) with an unrelated investment advisory company (the “Advisor”), whereas the Advisor agreed to perform certain advisory services in exchange for 50,000 shares, valued at $4,500 ($0.09 per share), of the Company’s common stock, to be delivered within 10 days after execution of the Advisory Agreement, in addition to reimbursement by the Company for the $4,500 DTC Application fee. The shares issued pursuant to the Advisory Agreement are restricted shares. The term of the Advisory Agreement commenced on November 7, 2011 and was set to expire upon the Company’s receipt of either an approval or a denial of their DTC Eligibility Request by DTC. On March 14, 2012, the Company completed the final approved DTC opinion and became DTC eligible on April 26, 2012. .

During the nine months ended September 30, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services. The value was determined using the market value of the shares issued which was $39,000 resulting in an Additional Paid in Capital amount of $38,700.

During the nine months ended September 30, 2012, the Company entered into three consulting agreements with the commitment to issue a total of 2,110,000 shares at the signing of the agreement in April 2012 and September 30, 2012. As of September 30, 2012, the shares had not been issued, but the Company recorded a common stock payable with a corresponding increase in stock based compensation  in the amount of $315,026, which is the market value of the shares to be issued under the consulting arrangements.

On September 18, 2012, the Company increased the authorized number of shares to 500,000,000, with 450,000,000 being common shares and 50,000,000  being preferred shares.

Accounts payable not assumed in reverse merger

During the nine-months ended September 30, 2012, the Company determined that $3,681 in accounts payable were related to the former shareholders and therefore were written off with an increase in additional paid in capital.

NOTE 7. RELATED PARTY TRANSACTIONS

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

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the ninemonths ended September30, 2012 and 2011, the Company recognized revenue from product sales to the Distributor of $8,500  and $33,456, respectively, which represented 2% and 3%, respectively, of total product revenue recognized by the Company. At September 30, 2012 and December 31, 2011, receivable from the Distributor was $1,310 and $3,000 respectively.

Shipping Reimbursements from Related Party

At September 30, 2012 and December 31, 2011, the Company had outstanding accounts receivable of $2,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During the period beginning February 2011 through April 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of September 30, 2012 and December 31, 2011, that company had repaid $0 and $40,516 of these advances resulting in outstanding advances due of $9,332 as of September 30, 2012 and December 31, 2011.

Acquisition of Fixed Assets from Related Party

During the period ended December 31, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850. There were no such purchases from related parties for the period ended September 30, 2012.

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

NOTE 8. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at September 30, 2012 and December 31, 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, and LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability. On June 27, 2012, Innovative Beverage Group Holdings (“IBGH”) filed the same claims against Dewmar International BMC, Inc., DSD Network of America, Inc. and Marco Moran CEO of the Company, in Harris County, Texas 127th Judicial District Court, whereas plaintiff asserted that the Defendants engaged in various acts of unfair business practices that caused harm to IBGH. The company’s and Marco Moran have filed an Answer and Counterclaim in this matter on October 31, 2012. Discovery has not yet begun in this matter. Written discovery will be propounded and depositions will have to be taken to better understand the nature and basis for the plaintiff’s claims and to build the Company’s defenses. The Company has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits.

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss.

On September 10, 2012, Plaintiff DEWMAR INTERNATIONAL BMC, INC. filed a petition for Breach of Contract, Damages and other Relief against defendants City of Monroe, Louisiana and Mayor James E. Mayo, in his official capacity as the major of the City of Monroe, Louisiana in the United States District Court; State of Louisiana for breach of contract related to a concert event held in 2011 where the promotion of its product was agreed upon. At the time of executing the contract it was understood that samples of the product were going to be a major part of the promotion. However, the Company and Mr. Moran were unable to provide samples of the company’s product at the event held on September 10, 2011 after having already incurred expenditures towards the provision of those. There is no update to this filing as of November 14, 2012.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

During the nine months ended September 30, 2012 and 2011, the Company accrued $81,500 and $70,726 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $414,500 and  $293,000 in accounts payable and accrued liabilities on its consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

Leases Operating Expenses

The Company leased office spaces in Clinton, MS and Houston, TX under non-cancelable operating leases during 2011. Rent expense for the nine months ended September 30, 2012 and 2011 was approximately $19,044 and $15,661, respectively.

Future minimum lease payments through December 31, 2012 total $6,303 under non-cancelable operating leases at September 30, 2012.

Broker/Sales Agreements

On March 1, 2012, the Company entered into a distribution and brokerage agreement with Brand Builderz, USA, LLC (BBUSA), a Limited Liability Company organized under the laws of the State of Maine, to sell, market, manage and assist in distributing products in its designated territory. The Company was to pay a minimum monthly retainer fee until sales commissions reach at least a pre-determined amount for at least two consecutive months. The company will pay commissions of a pre-determined percentage of gross sales collected, pay an invasion fee of less than one dollar ($1.00) per physical case of product sold within the territory of BBUSA by a third party. Due to breach of contract by BBUSA, this Agreement was discontinued on May 22, 2012. BBUSA failed to generate any sales therefore was never paid any commissions or invasion fees.

On April 9, 2012, The Company entered into an agreement with NA Beverages, LLC, a Nevada Limited Liability Company (the Consultant), to provide advice, analysis, sales and recommendations. The Consultant shall be paid at an annual base salary based upon sales performance, receive a commission of a set percentage of gross sales of all fully paid invoices received from the Consultant’s customers and provide a monthly bonus of up to twenty-five hundred dollars ($2,500) for arranging, conducting and reporting of meetings with buyers and or similar business related personnel. Either the Company or the Consultant may terminate the agreement with at least thirty (30) says prior written notice with no specific reasons given. This agreement was terminated on August 1, 2012.

Distributor Agreements

On July 5, 2012, the Company entered into a distribution agreement with Hooper Sales Co., Inc. a corporation organized under the laws of the state of Arkansas to exclusively sell, market, manage and assist in distributing products in its designated territory in Arkansas and Mississippi. The Company will provide an invasion fee up to $4.00 per case if products are sold within said territory by any other approved distributor or wholesaler to which the Company chooses to directly ship product.

On July 5, 2012, the Company entered into a distribution agreement with Mikeska Distributing Co, a corporation organized under the laws of the State of Texas to exclusively sell, market, manage and assist in distributing products in its designated territory in Texas. The Company will provide an invasion fee up to $4.00 per case if products are sold within said territory by any other approved distributor or wholesaler to which the Company chooses to directly ship product.

On July 16, 2012, the Company entered into a distribution agreement with New Age Distributing, a corporation organized under the laws of the State of Arkansas to sell and assist in distributing products in its designated territory of Arkansas. The Company will provide an invasion fee up to $4.00 per case if products are sold within said territory by any other approved distributor or wholesaler to which the Company chooses to directly ship product.

Other

On August 1, 2012, the Company entered into an investor relations consulting agreement with Empire Relations Group, Inc.(“Empire”),  a corporation organized under the laws of the State of New York. Under the terms of the agreement, the Company will pay Empire a non-refundable guaranteed consulting fee of $15,000 if Empire introduces the Company to at least $30,000 in capital either through equity investment, loans, notes, debt settlements or any other type of financing which results in an increase in the net cash position of the Company

NOTE 10. SUBSEQUENT EVENTS

In October, 2012, the Company entered into a 10% convertible promissory note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. The Holder shall receive a royalty or commission of $0.50 per case of Easta Pink Lean that was produced as a result of monies allocated from this note. At any time after the inception of this note, the holder has the option to convert any unpaid interest and principle into common shares at a fixed conversion rate of $0.001 per share.

On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of interest expense of $16,667 for the difference in the amount of accrued salary and the fair market value of the shares issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011,

Background

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fkaConvenientcast, Inc.) (“Dewmar International BMC, Inc or the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

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

Results of Operations

For three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $209,886, or 65%, to $110,653 from $320,539 for the three months ended September 30, 2012 and 2011, respectively. This decrease was primarily due to an overall decrease in purchase orders  by new and repeat customers due to summer months typically showing a decline in ‘function’ beverages and an increase in water and hydration beverages. We also discontinued certain distribution relationships due to failure to meet partnership qualifications.

Cost of Goods Sold

Cost of goods sold decreased $132,954, or 84%, to $26,134 from $159,088 for the three months ended September 30, 2012 and 2011, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses decreased$68,615, or 28%, to $175,586 from $244,201 for the three months ended September 30, 2012 and 2011, respectively. The overall decrease in operating expenses results primarily from a decrease in advertising and marketing of $33,674; general and administrative costs of $10,745 and contract labor of $26,856 offset by increases in occupancy related expenses of $2,660.

Interest Expense

For the three months ended September 30, 2012 and 2011, the Company incurred interest expense of $3,549 and $12,204,respectively.

Net Loss

Our net loss for the three months ended September 30, 2012 and 2011 were $79,003 and $94,940, respectively. The decrease n net loss is attributable to the decrease in sales revenue offset by decrease in operating expenses recognized.

Results of Operations

For nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $664,038 from $1,069,781 to $405,745 for the nine months ended September 30, 2012 and 2010, respectively. This decrease was primarily due to an overall decrease in purchase orders by new and repeat customers due to summer months typically showing a decline in ‘function’ beverages and an increase in water and hydration beverages. We also discontinued certain distribution relationships due to failure to meet partnership qualifications.

Cost of Goods Sold

Cost of goods sold decreased $305,020 from $454,528 to $149,508 for the nine months ended September 30, 2012 and 2011, respectively. This overall decrease was primarily the result of decreased sales. Gross margins rose from 58% for the nine months ended September 30, 2011 to 63% for the nine months ended September 30, 2012 due to lower cost product used in production.

Operating Expenses

Operating expenses increased $208,866 from $706,536 to $915,402 for the nine months ended September 30, 2012 and 2011, respectively. The overall increase in operating expenses results primarily from increases in share based compensation of $354,026 ; increases in other general and administrative expenses of $32,088 and contract labor of $2,732; offset by decreases in marketing and advertising costs of $71,041 and decreases in contract labor costs of $108,939.

Interest Expense

For the nine months ended September 30, 2012 and 2011, the Company incurred interest expense of $3,563 and $42,928 respectively.

On September 6, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest is due on June 15, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500 and recorded an immediate loss of $12,619. At September 30, 2012, the Company amortized into interest expense $1,830 leaving an unamortized discount associated with the convertible note of $19,670. At September 30, 2012, the fair market value of the derivative liability was determined to be $5,887 which resulted in a net gain on derivative liability of $15,613. The Company estimated the fair market value of the derivative liability using Black Scholes with the following main assumptions: (1) conversion price at inception and September 30, 2012 of $0.0165 and $0.0037, respectively; (2) volatility at inception and September 30, 2012 of 246.74% and 257.33%, respectively; (3) Discount rates of 0.18% and (4) $0 in assumed dividends.

Net Loss

Our net losses for the nine months ended September 30, 2012 and 2011 were $652,107 and $134,079, respectively. The increase in net loss is primarily attributable to the decrease in sales revenue and increased operating expenses.

Off-Balance Sheet Arrangements

As of September 30, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K/A for the year ended December 31, 2011 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2011. See our Note 2 in our unaudited financial statements for the nine months ended September 30, 2012, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2012 and 2011, the Company recognized negative cash flows from operating activities of $176,877 and $31,537, respectively. As of September 30, 2012, the Company held cash and cash equivalents of $4,629 as compared to cash on hand of $91,506 as of December 30, 2011.

Cash used in investing activities totaled $0, for the nine months ended September 30, 2012 and 2011, respectively. Cash provided by/(used in) financing activities totaled $90,000, and $(36,473) for the nine months ended September 30, 2012 and 2011, respectively, and consisted proceeds from borrowings during 2012 and of payments made on notes payable and proceeds from the sale of common stock during 2011.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which is 180 days from inception of the note.

On September 6, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest is due on June 15, 2013. $20,000 of the proceeds were funded directly to the company while $1,500 was kept by the holder to pay for legal fees. This $1,500 was recorded as non-cash legal expense by the Company. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500 and recorded an immediate loss of $12,619. At September 30, 2012, the Company amortized into interest expense $1,830 leaving an unamortized discount associated with the convertible note of $19,670. At September 30, 2012, the fair market value of the derivative liability was determined to be $5,887 which resulted in a net gain on derivative liability of $15,613. The Company estimated the fair market value of the derivative liability using Black Scholes with the following main assumptions: (1) conversion price at inception and September 30, 2012 of $0.0165 and $0.0037, respectively; (2) volatility at inception and September 30, 2012 of 246.74% and 257.33%, respectively; (3) Discount rates of 0.18% and (4) $0 in assumed dividends.

On August 30, 2012, the Company entered a second Convertible Promissory Note with Asher for an 8%convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest due on June 4, 2013. $40,000 was funded on September 13, 2012. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009 .. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which 180 days from inception of the note is.

In October, 2012, the Company entered into a 10% convertible promissory note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. The Holder shall receive a royalty or commission of $0.50 per case of Easta Pink Lean that was produced as a result of monies allocated from this note. At any time after the inception of this note, the holder has the option to convert any unpaid interest and principle into common shares at a fixed conversion rate of $0.001 per share

The Company is dependent upon obtaining adequate financing to enable it to pursue its business plan and manage its operations for profitability. The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company’s financial resources sufficiently to generate volume for the Company, or to engage in any significant research and development, or purchase plant or significant equipment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2012.

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

An internal control material weakness is significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31 2011. Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment. The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

For the period ending December 31, 2011 and September 30, 2012, the Company retained the services of a third party consulting firm to perform its bookkeeping and financial reporting duties on an outsourced basis. When funds become available, the Company intends to hire additional accounting and financial reporting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at September 30, 2012 and December 31 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, and LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability. On June 27, 2012, Innovative Beverage Group Holdings (“IBGH”) filed the same claims against Dewmar International BMC, Inc., DSD Network of America, Inc. and Marco Moran CEO of the Company, in Harris County, Texas 127th Judicial District Court, whereas plaintiff asserted that the Defendants engaged in various acts of unfair business practices that caused harm to IBGH. The company’s and Marco Moran have filed an Answer and Counterclaim in this matter on October 31, 2012. Discovery has not yet begun in this matter. Written discovery will be propounded and depositions will have to be taken to better understand the nature and basis for the plaintiff’s claims and to build the Company’s defenses. The Company has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits.

On March 22, 2012 whereas Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) is a Nevada corporation doing business in Clark County, Nevada filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims complaints accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss.

On September 10, 2012, whereas Plaintiff DEWMAR INTERNATIONAL BMC, INC. is a Nevada corporation doing business in Clinton Mississippi filed a petition for Breach of Contract, Damages and other Relief against defendants City of Monroe, Louisiana and Mayor James E. Mayo, in his official capacity as the major of the City of Monroe, Louisiana in the United States District Court; State of Louisiana for breach of contract related to a concert event held in 2011 where the promotion of its product was agreed upon. At the time of executing the contract it was understood that samples of the product were going to be a major part of the promotion. However, the Company and Mr. Moran were unable to provide samples of the company’s product at the event held on September 10, 2011 after having already incurred expenditures towards the provision of those which included thousands of dollars worth of radio advertising and expenses related to celebrity endorsement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services. The value of the services was $39,000 resulting in an Additional Paid in Capital amount of $38,700.

During the nine months ended September 30, 2012, the company entered into three consulting agreements with the commitment to issue a total of 2,110,000 shares at the signing of the agreement in April 2012 and September 30, 2012. As of September 30, 2012, the shares had not been issued, but the Company recorded a common stock payable with a corresponding increase in stock based compensation in the amount of $315,026, which is the market value of the shares to be issued under the consulting arrangements

Item 3. Defaults Upon Senior Securities

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

Dewmar International BMC, Inc.

Date: November 14, 2012	By:
President, CEO, and Director

