Form 10-Q/A
period 2012-09-30
Dewmar International BMC, Inc.
filed 2012-11-19
CIK 1269879

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of Dewmar International BMC, Inc., for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

EXHIBIT INDEX

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

* Field Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dewmar International BMC, Inc.

Date: November 19, 2012	By:
President, CEO, and Director