Form 10-K
period 2012-12-31
Dewmar International BMC, Inc.
filed 2013-04-15
CIK 1269879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Company’s common stock, $.001 par value is traded on the OTCBB exchange.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of April 15, 2013 was 113,611,685

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

Dewmar International BMC, Inc.

Form 10-K Annual Report
Table of Contents

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to Dewmar International BMC, Inc.

PART 1

ITEM 1.  BUSINESS.

CORPORATE BACKGROUND

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fka Convenientcast, Inc.) the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Dewmar International BMC, Inc. by DSD and was treated as a recapitalization. Accordingly, the financial statements will be prepared to give retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Dewmar International BMC, Inc. (“Dewmar”) held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

Dewmar International BMC was formed as a Nevada corporation on March 13, 2009.

The Company’s trademarked brand name Lean has been repeatedly used in hundreds of popular hip hop songs by a number of gold and platinum selling rap artists throughout the entire United States over the past 10 plus years; this shows that the trademarked name shall already have some valuable recognition by our targeted consumers due to this fact. Trademark is under the name of Dewmar International BMC, Inc. was formerly known as DSD. DSD (also referred to as “the Company”) is an existing business that launched its Lean Slow Motion Potion brand relaxation beverage in September of 2009. With operations based in Clinton, Mississippi; with offices in Houston, Texas and registered in the state of Nevada, the Company reflects a brand rooted in hip-hop culture that is influenced by a multitude of iconic rap music artists that is also embraced by high profile professional athletes. Its secondary consumer base includes the over 70 million Americans who suffer from insomnia and sleep deprivation. Bottling and manufacturing of the beverage has been outsourced to co-packers primarily in Memphis, Tennessee with a secondary facility based in Evansville, Indiana. The three uniquely formulated Lean flavors of Yella, Purp and Easta Pink; consist of a blend of calming natural herbs that provides a better alternative than alcohol and/or over the counter cough medicines when it’s time to naturally unwind. After a difficult day - Lean. In times of high stress - Lean. When you need to relax - Lean.

The soft drink industry has generated more than $40 billion annually since 2002 and is projected to grow to nearly $47 billion by 2015. IBISWorld. “Soft Drink Production in the US Industry Report,” Obtained June 2010. Although the “get your lean on” cultural phenomenon is relatively young, several companies have already ventured into the market in recent years with beverages in an attempt to capture the market. These include Innovative Beverage Group, Inc.; Funktional Beverages, Inc.; Katalyst Beverage Corp.; Revolt Distribution, Inc.; Next Generation Waters, Inc.; VIB Holdings, LLC; BeBevCo, Inc.; The Chill Group, Inc.; Boisson Slow Cow, Inc.; Sarpes Beverages, LLC. The Company’s research reveals that consumers are seeking a beverage in this category that is tied closely with hip-hop or cultural icons associated with popular music genres.  Research completed by Dr. Moran, CEO of DSD, during a series of surveys from 2000 - 2003 while working on his Masters Thesis revealed that prescription cough-syrup laced drinks, with a vast variety of “street names” are heavily indirectly endorsed by numerous popular rap musicians via their explicit lyrics which leads to potential drug-abuse issues for millions of fans and listeners worldwide.  Lean Slow Motion Potion is marketed specifically to curb this negative trend by steering easily influenced fans away from potential drug-abuse situations by providing them with a safe, non-alcohol, non-narcotic beverage alternative that is widely available to consumers in neighborhood stores and grocery markets.  DSD is perfectly positioned to be a leader in this market as it properly executes is precise business plan and marketing strategies.

Dewmar uses a variety of marketing channels to promote its relaxation beverage. Creating a sales force to secure partnerships with distributors has been essential to generating recognition at the retail level. The Company additionally offers its retailers marketing materials including posters, display racks, and other point-of-sale items. This will comprise half of the Company’s overall marketing budget. To brand the product among consumers, the Company has allocated 20% of its budget to radio promotions, 10% toward online marketing and social networking, and nominal amounts for billboard and promotion vehicles. The Company will additionally hire celebrities to promote the brand and will pay them a promotional services fee ranging from ten cents up to fifty cents per case (1% to 5% of the case cost) sold in varying markets where the celebrity’s likeness is used. The Company has had agreements with Swisha House Entertainment of Houston, Texas during 2009 and year end 2010 but the contract since then has been terminated. Dewmar has plans to contact additional rap artists’ agents and management groups throughout the next 12 months to discuss mutually beneficial contractual endorsements.

DSD has identified the need for a relaxation beverage in response to a lack of market presence for such a product. In contrast to the multiple energy drinks that exist today, the Company’s Lean Slow Motion PotionTM elicits a different kind of mindset. The active ingredients in Lean Slow Motion Potion are melatonin, rose hips and valerian root. Although there are numerous online journals and texts available that speaks on the topics of these ingredients, we have included a single quote regarding each ingredient from two of the more notable online health/wellness websites. WebMD website (www.WebMD.com) makes the following comment regarding two active ingredients that are found in Lean, “Melatonin supplements are sometimes used to treat jet lag or sleep problems (insomnia).” “There are probably 40 or 50 different herbs on the market that advertise that they really do something for sleep. There are only four or five that actually have any significant scientific data behind them. Valerian is a big one.” Furthermore, the website www.HealthLine.com made the following comments about the herb Rose Hips, “can also soothe the nervous system and relieve exhaustion.”

The drink’s premium relaxation formula was developed by a registered pharmacist with a commensurate understanding of pharmaceutical compounding and nutritional supplement formulations. Lean is a safe and satisfying mix of pharmaceutical grade herbs and syrup-based flavors to give the consumer “functional relaxation.” Lean additionally features a unique link to rap and hip-hop music culture, which is one of if not the most influential form of music in the World today that leads to consumer spending, that is reflected in the Company’s marketing strategy. The Us Pharmacopeia (USP) publishes official monographs for certain substances.  These monographs include specific assay methods and product specifications to assure identity and potency.     Material that is tested by these methods to meet those specifications is then eligible to be called pharmaceutical grade.  This is what we are referencing as it pertains to the active herbal ingredients contained within our nutritional supplement: Melatonin, Valerian Root and Rose Hips.

The two herbal ingredients valerian root and rose hips referenced as pharmaceutical grade are sourced by Allen Flavors, Inc. of 23 Progress St. Edison, NJ 08820.  The melatonin referenced as pharmaceutical grade is sourced by Metabev, Inc. of 75 Kingsland Ave. Clifton, NJ 07014.

Current Good Manufacturing Practices are followed by the pharmaceutical, biotech firms and food/beverage manufacturers to ensure that the products produced meet specific requirements for identity, strength, quality, and purity.  The Current Good Manufacturing Practices Guidelines are regulations enforced by the U.S. Food and Drug Administration (FDA).  These regulations are put into place to protect American citizens from potentially harmful products.

With a clear brand identity and current roster of distribution partners, the Company earns revenue through the wholesale of its products. The Company also expects to generate revenue by offering advertising space on its cans and on its website. DSD specifically offers three packages - a platinum package, gold package, and silver package that offer advertisers different levels of marketing. From among these packages, customers can choose whether they’d like to place banners ads on the Company’s website or have their name, logo, and website featured on a Lean can, among other options.

Product Description

The Company’s Lean Slow Motion PotionTM is a potent yet refreshing carbonated beverage that is naturally sweetened. With elements such as Acai Berry, Valerian Root, Rose Hips, and Melatonin, Lean beverage relieves everyday stress by creating an almost immediate sense of relaxation. Lean is available in three flavors - Purp, Yella, and Easta Pink. Served chilled straight from the can, over ice, blended, or in various cocktail combinations, Lean Slow Motion PotionTM can appease a variety of personal tastes.

Purp resembles a light grape soda with aromatic hints of over five novel ingredients that drinkers are typically unable to pinpoint, but yet still enjoy. Focused on the more traditional Texas-based consumer, the raw mix of Sprite and grape Jolly Rancher is enhanced with a special syrup concentrate to take the edge off. A number of popular Texas rap stars, particularly Houston artists, have made this flavor the most well-known among hip hop fans worldwide as the name “Purp”- the slang term - has been used in hundreds of songs online, on the radio, and in music videos - more than any other relaxation beverage brand flavor on the market today. **

Yella is a mixture of two natural wild backwoods-grown Southern flavors enhanced by a light pineapple base. This Memphis, Tennessee born flavor includes a hint of cherry Jolly Rancher candy flavor plus a robust deep South honeysuckle-like sweetener. This flavor was derived from the wildly popular lyrics of the Oscar Academy Award-winning rap group Three 6 Mafia, that repeatedly mention how they prefer sipping on that “YellaYella” beverage to get them in the artistic zone and a steady, relaxed state of mind.** The Company does not have these artists’ permission for their song lyrics/persona.

Easta Pink combines strawberry cotton candy with two popular flavors loved by youngsters and adults alike. Inspired by repeat multi-platinum album selling and Grammy Award-winning rap artist DeWayne Michael Carter (aka Lil Wayne) originally of New Orleans, this mixture reveals a triple flavor combination including special syrup, Sprite, and a combination of cherry Skittles or Jolly Rancher candy flavors. Lil Wayne gives accolades to this concoction of Lean flavors as being his most favorite, with Purp being second. He single-handedly popularized the term Easta Pink in many of his hit songs while performing live worldwide and in multiple music videos aired on the MTV, VH1, and BET cable networks.**

**Other than Paul Wall and Swisha House no artists permission has been obtained. No proprietary or intellectual property of these artists is used. The terminology that the artists use are slang terminologies that we have happened to have trademarked such as Lean Slow Motion Potion TM or have created sub-category brand names for in the form of a flavor description as it pertains to Purp, Yella and Easta Pink.

Lean Slow Motion PotionTM relaxation beverage is currently shipping beverages to or has shipped to distributors in the following states or U.S. territories for distribution and placement in stores since September 2009:

•

Arkansas

•

Alabama

•

Florida

•

Georgia

•

Iowa

•

Illinois

•

Louisiana

•

Massachusetts

•

Maryland

•

Michigan

•

Minnesota

•

Missouri

•

Mississippi

•

North Carolina

•

Nebraska

•

New York

•

Oklahoma

•

Pennsylvania

•

Puerto Rico

•

South Carolina

•

Tennessee

•

Texas

•

Virginia

•

West Virginia

Lean Slow Motion PotionTM relaxation beverage is currently shipping beverages to or has shipped to distributors in the following countries for distribution and placement in stores since September 2009:

•

Trinidad & Tobago

•

Mexico

The Company does not have distribution agreements with every distributor, only those distributors who require exclusive territories or reserved markets for distribution of the Company’s brand.

DSD is currently distributing its product throughout fifteen states throughout the US. The Company intends to expand distribution of Lean Slow Motion PotionTM nationally through retailers across the country. Furthermore, the Company intends to greatly extend the brand’s awareness more so internationally over the next twelve to twenty-four months as the CEO plans to visit a number of foreign countries on International Business Trade Missions. The industry analysis company IBIS World projects domestic demand for soft drinks to increase over the next five years by more than $2 billion, potentially generating more than $46.8 billion by 2015 (see chart below). 1

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

1IBISWorld. “Soft Drink Production in the US Industry Report.” Obtained June 2010.

In this industry, the new age beverage category is a new, yet rapidly growing market. This industry is expected to continue growing due to increased media coverage. The Company itself has already captured a portion of the market share.

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

3Relaxation Drink Industry Report Now Available from IBISWorld Published: December 29, 2011 by James Karklins of ISBISWorld.

Market Segmentation

Lean Slow Motion Potion’sTM primary market is fans of the hip hop music community, particularly males/females of varying races and ethnicities that are under the age of 40. Not only does the hip-hop culture automatically embrace the brand, but it originally created the “get your lean on” culture. A secondary market exists among adult consumers of all mature ages searching for a non-alcoholic, drug-free beverage that aids in relaxation for the purposes of stress reduction or sleep assistance.  This secondary consumer base has been reported in several news media outlets to include over 70 million Americans of all ages, races and ethnicities.

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

Material terms with Allen Flavors:

Dewmar must place a valid purchase order for all concentrates and premixes for Lean Slow Motion PotionTM via the appropriately supplied Allen Flavors Formulation Batch Sheets Form.  Dewmar must allow for a minimum of two full weeks in order to have the concentrate order produced and shipped to the bottler for manufacturing. Dewmar is currently required to pay for the product plus its shipping cost immediately prior to Allen Flavors releases the order to the courier for delivery to the bottler. Allen Flavors is supposed to give Dewmar at least 30 days’ notice for any price increases and is currently considering offering Dewmar credit term.

The material terms with Big Springs, Inc. are:

Minimum production 2,000 cases per flavor if produced during regular 16oz schedule.

All products will be produced on wooden pallets ($10.00 each) .Pricing is based on raw materials cost as of December 2, 2010.  Big Springs is to give Dewmar International at least 30 days’ notice of any price increases of raw materials.

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

Market Needs

As rap and hip-hop increased in popularity in the 90’s and first part of the 21st century, a sub-culture emerged in the south centered on “getting your lean on.” This term was a euphemism for the dangerous practice of adding cough syrup to a beverage (carbonated or alcoholic) for the purpose of relaxing. As the practice increased in prominence, some drink makers entered the market with products catered to this culture. The Company’s internal research revealed that consumers wanted a product with a stronger cultural association, a more pronounced physical affect, and more flavor options. The Company’s product’s formulation is developed by a licensed pharmacist and accomplishes the desired affects with none of the dangerous side effects that accompany the traditional practice of consuming cough syrup-laced beverages recreationally.

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

Most recently, one news article reads: “Authorities say they cracked a ring that smuggled prescription-strength cough syrup into Houston to make a deadly potion popular in the hip-hop world. The U.S. Drug Enforcement Administration said the ring used its own rogue pharmacies in California to purchase 97,000 pints of the syrup used to make Purple Drank the Houston Chronicle reported Wednesday.” It continues on to say, “The popular but illegal beverage, a mixture of cough syrup containing codeine with carbonated soda and candy for flavor, sells for nearly twice as much in Houston as it does in Los Angeles, authorities said.”1

The state Texas State Board of Pharmacy featured an article regarding the cultural association of prescription cough syrup abuse where it states, “Syrup is abused across all ethnic and cultural boundaries and its popularity is growing rapidly. Syrup has been glorified in musical lyrics with references to sippin’ syrup…”2

A recent article titled Cough Syrup Abuse written by Stacy Barnes on January 26, 2011 stated, “Cough syrup abuse typically involves taking codeine-promethazine hydrochloride cough syrup and mixing it with soda, alcohol, or candy in a concoction known as ‘syzurp’, ‘syrup’, or ‘purple stuff’. The ingredients in this concoction make it very easy to develop an addiction. Experts are worried about the danger of this syrup being such a highly trendy drug drink. It may be socially acceptable, but there have been many stories of overdoses or people drinking syrup at a party and falling asleep at the wheel when they drive home. As an opiate it is a very addictive substance. Erratic behavior and insomnia, or an inability to sleep without syrup are the warning signs of needing addiction treatment. Common side effects include confusion, dizziness, double or blurred vision, slurred speech, impaired physical coordination, abdominal pain, nausea and vomiting, rapid heart beat, drowsiness, numbness of fingers and toes, and disorientation. The effects typically last for 6 hours. More serious effects include elevated blood pressure, fainting, and liver damage.”3

Since the CEO of the company is a 16 year plus veteran licensed-registered pharmacist, he has seen these trends in prescription cough syrup abuse as previously noted; therefore he carefully crafted his brand to cater to all of the cultural demands of those who may have already or could potentially abuse prescription cough syrup by first developing an effective formulation that creates a sense of immediate relaxation and calming effect. A secondary yet very important factor includes appeasing the pallets of niche consumers by creating popular tasty flavors. This is supported by implementing unique branding methods, inclusive of creating highly recognizable and popular brand names and flavors that cater to potential abusers who relate to hip hop music and artists.

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

Market Size Statistics

Estimated number of U.S. establishments: 2,230 Number of people employed in this industry: 111,024 Total annual sales in this industry: $48.9 billion Average number of employees per establishment: 59 Average sales per establishment (unknown values are excluded from the average): $51,2000,000

Market Analysis by Specialty (8-digit SIC Code)

SIC Code	SIC Description	No Bus.	% Total	Total Employees	Total Sales	Average Employees	Average Sales
2086-0301	Carbonated beverages, nonalcoholic: packaged in cans, bottles	239	10.7	13,504	$24 billion	62	$176.6 million

Competitive Comparison

The Company competes directly with Roboin, Drank, Purple Stuff, and Sippin’ Syrup brand beverages. Each of these products has the same target market, but the Company intends to differentiate itself by offering a more herbal effective product with more flavor varieties and stronger cultural identification. More importantly, the Company will provide excellent distributor level support via trained merchandisers and market managers to assist in gaining the niche consumers’ attention immediately for rapid brand awareness that will result in faster product turnover. For more information regarding the Company’s competitive advantages, see Competitive Edge.

2 Dun & Bradstreet, Industry Data for SIC 5149-0000; obtained February 2010

Dewmarhas developed a brand that emphasizes a lifestyle beverage connected with the culture of the Deep South, but still has national consumer appeal. Aligning its brand with hip-hop and rap culture and celebrity spokespeople, the Company’s Lean Slow Motion PotionTM will resonate with consumers as the “gotta-have” relaxation beverage that can ease the mind and body while displaying a level of confident swagger among peers if seen with the beverage in hand. To increase awareness, Dewmar will create relationships with distributors, supporting these partnerships with various marketing materials that speak directly to the niche market consumers.

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

Competitive Edge

Dewmar sees a unique opportunity in the relaxation beverage market, and intends to capitalize on this by building on the following strengths:

•

Expert brand management;

•

Extraordinary sales support and training to help rapidly penetrate key markets

•

Higher than average profit margins for both distributors and retailers

•

Proven marketing strategy that creates immediate sale-thru to consumers

•

Quality product with a variety of flavors demanded by consumers

•

Formulated by a pharmaceutical scientist.

•

Pioneering experience in successfully launching the most popular relaxation beverage in 2008

•

CEO is a licensed pharmacist and respected community icon, yielding instant comfort and rapport with consumers and distributors.

•

Well-versed in recognizing distributor expectations for launching new brands

•

Launched the brand with immediate distribution across six U.S. states

•

Ownership is highly-educated in business, marketing, and leadership

•

Fast-growing, new-age beverage category

•

Company culture hinges on honesty and integrity

•

Maintains an intimate understanding of its niche consumer market

•

Commitment to building strong alliances with distribution partners

•

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

A significant list of competitors to the Lean Slow Motion relaxation beverage brand along with a description for their products include but is not solely limited to:

•

Purple Stuff (16 ounce aluminum can) multiple flavors which include Classic Grape, Berry Calming, Classic Lemon-Lime, Green Apple; describes themselves as a Pro-Relaxation beverage manufactured by Funktional Beverages Inc. of Spring, TX

•

ViB - Vacation In a Bottle (12 ounce aluminum bottle) multiple flavors which include Mango Lime, Pomegranate; describes themselves as “The Happy, Relaxation Drink”, manufactured by Vacation In a Bottle, LLC of Austin, TX.

•

MalavaNovocaine (8 ounce aluminum can) one flavor called Tropical Berry; describes themselves as an all-natural, non-carbonated numbing type of relaxation drink manufactured by Malava Beverages LLC of Newport Beach, CA.

•

Unwind (12 ounce aluminum slim can) three flavors which include Citrus Orange, Goji Grape and Pom Berry; describes their carbonated product as the “Ultimate Relaxation Aid” that is manufactured by Frontier Beverage Company, Inc. of Memphis, TN.

•

Blue Cow (10 ounce plastic bottle) has one flavor that is non-flavored water but plans to add 2 new flavors of green tea and Lazy Lemon; the brand touts itself as the “original relaxation drink” that is manufactured by RelaxCo, Inc. of El Sugundo, CA.

•

Serenity (8.4 ounce aluminum can) has one flavor referred to as a lightly carbonated, nostalgic cream flavor that is manufactured by Apex Beverage, LLC of South Hackensack, NJ.

•

Drank (16 ounce aluminum can) has one carbonated grape-like flavor that labels itself as the “Extreme Relaxation Beverage” that is manufactured by Innovative Beverage Group Holdings, Inc. of Houston, TX.

•

Koma Unwind (12 ounce aluminum can) comes in four different flavors three of which are coffee-based flavors of Creamy Classic, Java Black and Moca Tonight and refers to its non-coffee flavor as a “chillaxation drink”; manufactured by BeBevCo, Inc. of Mooresville, NC.

•

Ex Chillout (8.4 ounce aluminum can) whose relaxation drink is advertised as a natural calming drink with Chamomile, Valerian, Lemon Balm extracts sweetened with Fruit Up that is manufactured by Ex Drinks, LLC of Henderson, NV.

•

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

Branding:

•

Point of sale merchandising: Roughly 30% of the Company’s marketing budget will be devoted to posters, pole signs, coolers, racks, and other materials intended to help distributors brand its products in-store through retail merchandising partnerships.

•

Radio: The Company will use radio ads to target listeners who may be interested in the Company’s products. Radio commercial production can be done cost effectively, and provides flexibility to tailor the message to the right customer segment. The Company will spend 35% of marketing dollars on radio promotions.

•

Website: Customers can register on the Company’s official interactive website www.SlowMotionPotion.com. This will allow them to become an active member that can interact with other registered members that are a part of the Slow Motion PotionTM community. The website also allows consumers to listen to and watch Lean-related hip hop music and videos and participate in chat rooms, blogs, and forums regarding a number of topics of interest to our niche market. The website, which accounts for 5% of the Company’s budget, not only serves as a popular form of entertainment, but also has the capability to generate revenue by providing advertising banner space for sale to businesses seeking advertising opportunities for its target consumer. More importantly, the website gives consumers the opportunity to order the beverage and promotional items such as clothing, t-shirts and hats at a nominal fee from anywhere in the U.S. Lastly, the website is a recruiting tool that provides more information about the Company’s brand to both retailers and distributors.

•

Social networking sites: The Company will set up pages and profiles on social networking sites including Facebook, YouTube, and Twitter, to name a few, on behalf of the Lean brand, with 5% of its budget allotted toward advertising online. Social networking sites are an effective way to benefit from word of mouth on the web, and generate interest for the Company from the general public. The Company may also place advertisements on these sites. Customers can “become a fan” of Lean Slow Motion PotionTM on Facebook or “follow” the Company’s Twitter feed in order to gain access to special discounts or promotions. Advertising on social networking sites is considered one of the most lucrative ways to generate return on investment (ROI), higher even than other online advertising methods and television. 3

•

Billboard advertising: The Company will create a variety billboards advertising, inclusive of mobile advertising on sales route vehicles such as adhesive vinyl wraps on cargo vans and trucks, advertising its products and services along busy roads and on highways throughout each distribution territory. These billboards will both help increase brand recognition in the general populace and build the Company’s reputation as a quality provider of safe relaxing beverages. The Company will allow 2% of its budget to accommodate billboard marketing.

•

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

•

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

•

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

3Saleem, Muhammad. Pronet Advertising. “Social Network Ad Spending and Return on Investment.” May 13, 2007. Obtained at: http://tinyurl.com/ywlcn3

Employees

At December 31, 2012, the Company had 1 employee, the Company’s officer and director, who devotes full time efforts to the Company. None of its employees were represented by a collective bargaining arrangement.

The Company does carry key person life insurance on CEO/President in the amount of $2 million, however, the loss of the services of any of its executive officers or other directors could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

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

•

the level of demand for our brands and products in a particular distribution area,

•

our ability to price our products at levels competitive with those offered by competing products, and

•

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

We are unable to ensure we can retain key personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition

We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

In August 2012, the Company received a letter from the SEC indicating it was abandoning the comment process on the company’s previously filed 8K/A and December 31, 2011 10K/A.

ITEM 2. PROPERTIES

The Company leases space at 132 E. Northside Dr. Suite C Clinton, MS 39056 and at 811 Town & Country Blvd in Houston, TX.   Furthermore, the company maintains an office at 101 Convention Center Dr., Suite 700, Las Vegas, NV 39202 at no cost. We believe that these spaces are adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at December 31, 2012 and December 31, 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss.  Rulings on these Motions are still pending.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB as of March 14, 2013. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of April 15, 2013, there were 196 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Fiscal Year Ended December 31, 2012 compared to December 31, 2011

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $838,630, or 61.7%, to $520,874 from $1,359,504 for the years ended December 31, 2012 and 2011, respectively. This decrease was primarily due to overall decrease in business activities, and decreased marketing efforts.  The Company decided to change its distribution channel structure from selling to all accounts inclusive of general food and beverage wholesalers in 2011 to excluding those general food and beverage wholesalers and greatly focusing its sales to primarily direct store-delivery (SDS) beer distributors in 2012.

Cost of Goods Sold

Cost of goods sold decreased $302,605, or 59.1%, to $209,278 from $511,883 for the years ended December 31, 2012 and 2011, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $3,369,102 or 332%, to $4,385,056 from $1,015,954 for the years ended December 31, 2012 and 2011, respectively. The overall increase in operating expenses results primarily from issuances of preferred stock valued at $3,150,000 to Dr. Moran for services rendered and other stock based compensation of $475,901 to various consultants for services rendered.

Marketing and advertising costs decreased $87,452, or 75%, to $28,550 for the year ended December 31, 2012, as compared to $116,002 for the year ended December 31, 2011.  This overall decrease was due to lack of funding needed to heighten awareness of our products.

Contract labor costs decreased to $145,037 from $358,792 for the years December 31, 2012 and 2011, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the years ended December 31, 2012 and 2011, the Company recognized interest expense of $23,764 and $43,066, respectively.  During the year ended December 31, 2012, amortization of debt discount associated with the creation of derivative liabilities totaled $17,282 as compared to $0 for the year ended December 31, 2011.

Net Loss

Our net loss for the year ended December 31, 2012 was $4,120,571 as compared to a net income of $36,007 for the year ended December 31, 2011.   The increase in net loss is attributable to the increases in expenses and the decrease in revenue, which is discussed above.

Liquidity and Capital Resources

Years ended December 31, 2012 as compared to December 31, 2011

During the years ended December 31, 2012 and 2011, the Company recognized negative cash flows from operating activities of ($193,118) and ($91,104), respectively. As of December 31, 2012, the Company held cash and cash equivalents of $38,388 compared to cash of $91,506 at December 31, 2011.

Cash used in investing activities totaled $0 and $7,850 for the years ended December 31, 2012 and 2011, respectively. Cash used in investing activities consisted of purchases of property and equipment and advances to a related party. Cash provided by (used in) financing activities totaled $140,000 and ($13,373) for the years ended December 31, 2012 and 2011, respectively, and consisted of proceeds received from convertible notes and payments made on notes payable during the year ended December 31, 2012 and 2011.

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

 On January 15, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest due on September 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 48% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $50,000, with $3,000 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

On February 19, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on November 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

Commitments

We do not have any commitments, which are required to be disclosed in tabular form as of December 31, 2012.

Off-Balance Sheet Arrangements

As of December 31, 2012 we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Revenue Recognition Policy

The Company recognizes revenue when the product is received by and title passes to the customer. The Company’s standard terms are ‘FOB’ destination. If a customer receives any product that they consider damaged or unacceptable, the customer must document any such damages or reasons for it not to be accepted on the original bill of lading upon delivery and then inform the Company within 72 hours of receipt of the product. The Company does not accept returns of product for reasons other than damage.

We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances. Products are sold with extended payment terms not to exceed 120 days. Revenue is shown net of sales allowances on the accompanying statements of operations.

.

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, aluminum cans, trays, shrink wrap, can ends, labels and packaging materials. Additionally, costs incurred for shipping, handling and warehousing charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2012 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2012 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

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

  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Marco Moran	39	Pres/Sec/Treas/CEO/CFO/Dir.	2008 to present
Kevin M. Murphy	66	Director	November 29, 2007, to present
Derrick Brooks	39	Director	March 19, 2012 to present

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

In 2008, he began Unique Beverage Group, LLC, where he branded his first beverage and learned how to take a product to market, leading him to develop his current enterprise Dr. Moran was previously a Pharmacist for several years throughout the Southeastern Region of the United States, practicing pharmacy in up to 5 states. From 2007 to 2008 he served in this role for Mississippi Baptist Health System, preceded by one year with Accredo Nova Factor as its Pharmacist and Project Manager in Memphis, TN. From 2004 to 2006, Dr. Moran was employed in the same capacity for River Region Medical Center in Vicksburg, Mississippi, where he managed Six Sigma project teams to assist administration in meeting annual corporate financial objectives. He also owned the financial services firm Wiser Tax Pros. During his first two years as a business owner he also worked for CVS Pharmacy in Mobile and Tuscaloosa, AL. Dr. Moran began his career as the Director of Pharmacy and Regulatory Affairs for INO Therapeutics, Inc. in Port Allen, Louisiana. He served as a Graduate Assistant and Instructor during his MBA studies, and previously served at the U.S. Naval Hospital in Camp Lejeune, North Carolina as a Medical Service Corp Officer and Pharmacist. Dr. Moran holds graduate degrees in Business Administration and Pharmaceutical Science from the University of Louisiana at Monroe, and was briefly a law student at the West Coast School of Law before becoming a full-time entrepreneur. Dr. Moran has expanded his pharmaceutical formulation experience by completing basic and advanced training as a Professional Compounding Centers of America (PCCA) Compounding in Houston, TX and as a trained American Colleges of the Apothecaries Compounding Specialist in Memphis, TN. Dr. Moran has completed various extensive training in New York and California through BevNet Live Entrepreneur School annually since 2009, inclusive of branding, packaging, and entrepreneur coursework to enhance his knowledge of the beverage industry.

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

Dr. Derrick Brooks,  Director

 Derrick D. Brooks, Sr., M.D., age 39, is a medical physician whose primary role is to serve as a licensed healthcare profession and medical liaison to assist the company in reviewing opportunities in developing new products that assist in mood enhancement, improving functionality and to serve as an additional medical expert as it relates to the Company’s flagship beverage Lean Slow Motion PotionTM which proves worthy to major retailers, buyer and consumers worldwide.

PROFESSIONAL EXPERIENCE

Staff Emergency Room Physician  Level II)

Our Lady of the Lake Regional Medical Center

July 2003 - April 2011

Staff Pediatric Emergency Room Physician  (Level II)

Our Lady of the Lake Regional Medical Center

July 2003 - November 2009

Staff Emergency Room Physician  (Level II)

Ochsner Baton Rouge

March 2011 - present

Staff Emergency Room Physician  (Level II)

University Medical Center - Lafayette

March 2011 - present

Staff Emergency Room Physician  (Level III)

Iberia Medical Center - Iberia

June 2011 - present

MEDICAL EDUCATION

Louisiana State University School of Medicine

Doctor of Medicine 1999

New Orleans, Louisiana

GRADUATE TRAINING

Internship/Residency

Internal Medicine/Pediatrics

LSU Health Science Center

New Orleans, Louisiana

July 1999 - June 2003

BOARD CERTIFICATIONS

American Board of Internal Medicine

Certified 2003

American Board of Pediatrics

Certified 2003

American Board Physician Specialties - Emergency Medicine

Board Eligible

Sitting 2012

MEDICAL LICENSURE

Louisiana #025414

CERTIFICATIONS

Advanced Trauma Life Support

Advanced Cardiac Life Support

Pediatric Advanced Life Support

Basic Life Support

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2012 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Marco Moran, President, Sec.,	2012	$120,000	*	0	$3,150,000	0	0	0	0	$3,270,000	*
Treas, Dir, CFO, CEO	2011	120,000	**	0	0	0	0	0	0	120,000	**

Kevin M. Murphy	2012	0		0	0	0	0	0	0	0
Director	2011	0		0	0	0	0	0	0	0

Derrick Brooks	2012	0		0	0	0	0	0	0	0
Director	2011	0		0	0	0	0	0	0	0

Howard Bouch- Former Director	2012	0		0	0	0	0	0	0	0
	2011	0		0	0	0	0	0	0	0

“*” During 2012, $13,000 was paid and $107,000 accrued.

** During 2011, $20,000 was paid and $100,000 was accrued.

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

On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 for the difference in the amount of accrued salary and the fair market value of the shares issued.  As of the issuance of this data, the shares have not been issued as such are recorded as a common stock payable.  These shares are not included in the calculation above.

On December 6, 2012, the Company agreed to issue 50,000,000 shares of Class A Preferred stock to Dr. Moran for services rendered.  The holders of the preferred stock shall be entitled to participate in dividends upon board approval and do not get liquidation preferences.  The shares are convertible into 10 shares of common stock.  Based on this, the Company determined the fair market value of the preferred shares to be equal to $3,150,000 based on the common stock trading price on the date of the resolution and recorded such as stock based compensation.  The shares were treated as if converted into common shares to determine the fair market value.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements other than with Dr. Moran.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Title of Class	Name, Title and Address of Beneficial Owner of Shares (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common	Marco Moran, President, CEO, and Director	40,000,000	60.4%

All Officers and Directors as a Group		40,000,000	60.4%

1. The address of each executive officer and director is 132 E. Northside Dr. Suite C Clinton, MS 39056.

2. As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or share investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of a security).

3. Dr. Moran also owns 50,000,000 shares of preferred stock which are convertible into common shares at a 10 to 1 ratio, which are excluded from the calculation above.

4. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 for the difference in the amount of accrued salary and the fair market value of the shares issued.  As of the issuance of this data, the shares have not been issued as such are recorded as a common stock payable.  These shares are not included in the calculation above.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists solely of Marco Moran, Kevin Murphy and Dr. Derrick Brooks. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Sales to Related Party Distributor

During the years ended December 31, 2012 and 2011, the Company engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the years ended December 31, 2012 and 2011, the Company recognized revenue from product sales to the Distributor of $14,240 and $13,162, respectively, which represented 2.7% and 0.97% respectively, of total product revenue recognized by the Company. At December 31, 2012 and 2011, accounts receivable from the Distributor was $6,329 and $3,000 respectively.

Shipping Reimbursements from Related Party

At December 31, 2012 and 2011, the Company had outstanding accounts receivable of $8,932 and $5,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During the period beginning February 2011 through April 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of December 31, 2012 and 2011, the company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the year ended December 31, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850. There were no such purchases from related parties in the year ended December 31, 2012.

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

Other

During 2011, the Company paid consulting and research related fees on behalf of High Margins, Inc. another company owned by the CEO. Amounts receivable at December 31, 2012 was $4,569.

During 2012, the Company made payments of $9,353 to his wife and daughter for reimbursement of medical insurance costs and other consulting services performed for the Company

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

McConnell & Jones, LLP is our independent registered public accounting firm.

(a) On December 27, 2011, Board of Directors of the Registrant dismissed Child, Van Wagoner and Bradshaw, PLLC, its independent registered public accounting firm. On the same date, December 27, 2011, the accounting firm of McConnell & Jones, LLP was engaged as the Registrant’s new independent registered public account firm. The Board of Directors of the Registrant approved of the dismissal of Child, Van Wagoner and Bradshaw, PLLC and the engagement of McConnell & Jones, LLP as its independent auditor. None of the reports of Child, Van Wagoner and Bradshaw, PLLC on the Company’s financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant’s audited financial statements contained in its 10-K for the period ended 12/31/2010 contained a going concern qualification in the registrant’s audited financial statements.

b) On December 27, 2011, the Registrant engaged McConnell & Jones, LLP as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted McConnell & Jones, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Audit Fees

The aggregate fees billed by McConnell & Jones, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K and 10Q or services that are normally provided in connection with statutory and regulatory filings (including 8-K for reverse merge financial statements and SEC comments) were $29,000 and $10,000 for the fiscal years ended December 31, 2012 and 2011.The aggregate fees billed by Child, Van Wagoner and Bradshaw, PLLC for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Forms 10-K and 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,400 for the fiscal year ended December 31, 2011.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2012 and 2011

•

Consolidated Statements of Operations the years ended December 31, 2012 and 2011

•

Consolidated Statements of Changes in Stockholders’ Deficit the years ended December 31, 2012 and 2011

•

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

•

Notes to Financial Statements

Exhibit No.	Description

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive and Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

99.a	Convertible Notes

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Dewmar International BMC, Inc.

We have audited the accompanying consolidated balance sheets of Dewmar International BMC, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ McConnell & Jones, LLP

Houston, Texas

April 12, 2013

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

Current Assets
Cash and cash equivalents	$38,388	$91,506
Account receivables, net	32,714	113,327
Related party receivable	13,501	5,603
Advances to related party	9,332	9,332
Inventory	27,095	58,162
Prepaid expenses and other current assets	11,710	11,463
Total Current Assets	132,740	289,393

Property & equipment, net	12,585	16,155

Total assets	$145,325	$305,548

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$492,326	$462,971
Accrued interest	3,282	-
Advances from related party	-	38,800
Common stock payable	199,193	-
Notes payable, net of unamortized discount of $36,028 and $-, respectively	166,992	-
Derivative liability	39,028	-
Total Current Liabilities	900,821	501,771

Total Liabilities	900,821	501,771

Stockholders’ Deficit
Preferred Stock; $0.001 par value; 50,000,000 shares authorized; 50,000,000 and - issued and outstanding, respectively	50,000	-
Common stock; $0.001 par value; 450,000,000 shares authorized, 66,182,000 and 58,495,000 shares issued and outstanding, respectively	66,182	58,495
Additional paid-in capital	3,525,708	22,097
Accumulated deficit	(4,397,386)	(276,815)
Total Stockholders’ Deficit	(755,496)	(196,223)
Total Liabilities and Stockholders’ Deficit	$145,325	$305,548

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2012	December 31, 2011

Revenue, net	$520,874	$1,359,504

Cost of goods sold	209,278	511,883

Gross profit	311,596	847,621

Operating expenses
Occupancy and related expenses	31,888	32,410
Marketing and advertising	28,550	116,002
General and administrative expenses	4,179,581	508,750
Contract labor	145,037	358,792
Total operating expenses	4,385,056	1,015,954

Loss from operations	(4,073,460)	(168,333)

Other income (expenses)
Interest expense	(23,764)	(43,066)

Gain on derivative liability	401	-
Loss on settlement of accounts payable	(18,748)	-
Gain(loss) on extinguishment of debt	(5,000)	247,406
Total other income (expenses)	(47,111)	204,340

Net income (loss)	$(4,120,571)	$36,007

Net income (loss) per common share - basic and fully diluted	$(0.07)	$0.00

Weighted average common shares outstanding - basic and diluted	59,904,176	40,000,000

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	-	-	40,000,000	40,000	(39,925)	(199,348)	(199,273)

Common stock issued for merger	-	-	17,195,000	17,195	(22,428)	-	(5,233)
Shares issued for services	-	-	50,000	50	4,450	-	4,500

Net loss	-	-	-	-	-	(313,497)	(313,497)

Shares issued to settle note payable	-	-	1,250,000	1,250	80,000	-	81,250

Net income	-	-	-	-	-	236,030	236,030

Balance, December 31, 2011	-	-	58,495,000	$58,495	$22,097	$(276,815)	$(196,223)

Shares issued for services	-	-	2,300,000	2,300	336,700	-	339,000

Shares issued for services	50,000,000	50,000	-	-	3,100,000	-	3,150,000

Shares issued to settle advances	-	-	438,000	438	43,362	-	43,800

Contribution to capital due to accounts payable settled in reverse merger	-	-	-	-	3,681	-	3,681

Contribution to capital for expenses paid by shareholder	-	-	-	-	4,375	-	4,375

Shares issued for conversions of note payable	-	-	4,949,382	4,949	1,632	-	6,581

Reduction in derivative liability due to debt conversion	-	-	-	-	13,861	-	13,861

Net loss						(4,120,571)	(4,120,571)

Balance December 31, 2012	50,000,000	$50,000	66,182,382	$66,182	$3,525,708	$(4,397,386)	$(755,496)

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net income (loss)	$(4,120,571)	$36,007
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	-	34,806
Depreciation expense	3,570	3,115
Stock-based compensation	3,625,901	4,500
Amortization of debt discount	17,282	-
Non-cash legal fees	6,500	-
Loss on settlement of accounts payable	18,748	-
Gain on derivative liability	(401)	-
Loss on extinguishment of debt	5,000	-
Gain on extinguishment of debt	-	(247,406)
Changes in operating assets and liabilities:		-
Accounts receivable	80,613	(29,296)
Related party receivables and payables	(7,898)	(4,575)
Inventory	31,067	(58,162)
Prepaid expenses and other current assets	(247)	(5,533)
Accounts payable and accrued liabilities	147,318	170,547
Net cash used in operating activities	(193,118)	(95,997)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,850)
Advances to related party	-	-
Net cash used in investing activities	-	(7,850)

Cash flows from financing activities:
Advances from related party	-	(9,332)
Proceeds from issuance of common stock	-	25,797
Proceeds from notes payable	140,000	42,993
Payments on notes payable	-	(72,831)
Net cash provided by (used in) financing activities	140,000	(13,373)

Net change in cash and cash equivalents	(53,118)	(117,220)
Cash and cash equivalents, at beginning of period	91,506	208,726
Cash and cash equivalents, at end of period	$38,388	$91,506

Supplemental cash flow information:
Interest paid	$-	$376
Income taxes paid	$-	$-

Supplemental noncash investing and financing activities:
Reclassification of accrued salary to common stock payable	$50,000	-
Extinguishment of related party advance by issuance of common stock	$43,800	43,800
Reclassification of accounts payable to notes	$4,500	$-
Issuance of common stock for conversion of notes payable	$6,581	81,250
Reverse merger	$-	$57,403
Non cash consideration paid for acquisition	$-	$17,184
Creation of debt discount	$53,290	$-
Reduction in derivative liability due to conversions of notes payable	$13,861	$-
Reclassification of accounts payable associated with reverse merger	$3,681	$-

The accompanying notes are an integral part of these financial statements.

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 and 2011

1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fka Convenientcast, Inc.) the “Company”), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Dewmar International BMC, Inc. by DSD and was treated as a recapitalization. Accordingly, the financial statements were prepared  giving retroactive effect of the reverse acquisition completed on October 28, 2011, and represent the operations of DSD prior to the Merger.

As of the time of the Merger, Dewmar International BMC, Inc. held minimal assets and was a developmental stage company. Following the Merger, the Company, through DSD, is a manufacturer of its Lean Slow Motion Potion™ brand relaxation beverage, which was launched by DSD in September of 2009. After the Merger, the Company operates through one operating segment.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2012 and 2011 the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60-120 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At December 31, 2012 and 2011 the allowance for doubtful accounts was $0 and $34,634, respectively.

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

Convertible Notes

The Company analyzes its convertible notes in accordance with FASB Accounting Standards Codification (“ASC”) Topic 470-20 and Topic 815 Derivatives and Hedging. If it is determined that the conversion feature is convertible to a variable number of shares, then the Company determines whether it is subject to the Derivatives and Hedging guidance in ASC Topic 815-20. Upon conclusion that it is within the guidance in Topic 815-20, the conversion feature is separated from the host contract and it is accounted for as a derivative instrument with its fair value estimated at every balance sheet date.  Any change in the fair market value of the derivative, results in a gain or loss on derivative liability in the Company’s statement of operations.  If any conversions of the original note occur prior to the settlement of the obligation, the pro-rata portion of the derivative liability is relieved in additional paid in capital after marking to market on the day prior to the conversion date.

Revenue Recognition Policy

The Company recognizes revenue when the product is received by and title passes to the customer. The Company’s standard terms are ‘FOB’ destination. If a customer receives any product that they consider damaged or unacceptable, the customer must document any such damages or reasons for it not to be accepted on the original invoice upon delivery and then inform the Company within 72 hours of receipt of the product. The Company does not accept returns of product for reasons other than damage.

We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances. Products are sold with extended payment terms not to exceed 120 days. Revenue is shown net of sales allowances on the accompanying statements of operations.

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, aluminum cans, trays, shrink wrap, can ends, labels and packaging materials. Additionally, costs incurred for shipping, handling and warehousing charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the freight company.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $28,549 and $116,002 the years ended December 31, 2012 and 2011, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009 through 2011 are open to examination. At December 31, 2012 and 2011, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

Fair value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables and payables, accrued liabilities notes payable and derivative liabilities. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates that approximate market rates.

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

Level 1 - Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Other inputs that are observable, directly or indirectly, such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 - Unobservable inputs for which there is little or no market data and which we make our own assumptions about how market participants would price the assets and liabilities.

Our derivative liabilities have been valued as Level 3 instruments.

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During the years ended December 31, 2012 and 2011, the Company issued no stock options to employees.

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

During the years ended December 31, 2012 and 2011, most of the Company’s sales are derived from beverage distributors located in the Southern region of the United States. This concentration of sales may have a negative impact on total sales in the event of a decline in the local economies.

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

3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses. The Company also had negative working capital. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through debt and equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

4 - INVENTORY

Inventory at December 31, 2012 consisted of raw materials of $11,197 and finished goods of $15,898.  Inventory at December 31, 2011 consisted of finished goods in the amounts of $58,162. During the years ended December 31, 2012 and 2011, the Company recorded spoilage of $908 and $11,837, respectively and included this in cost of goods sold.

5 - FIXED ASSETS

Fixed assets consisted of the following as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Vehicles	$21,155	$21,155
Less: accumulated depreciation	(8,570)	(5,000)
Fixed assets, net	$12,585	$16,155

Depreciation expense for the years ended December 31, 2012 and December 31, 2011 was $3,570 and $3,337, respectively, and is recorded in general and administrative expenses.

6 - NOTES PAYABLE

On August 3, 2009, the Company executed an agreement (“Note Agreement”) with an unrelated entity that subsequently became one of the Company’s distributors, (“Unrelated Distributor”), which provided for the payment of raw goods directly to the Company’s suppliers by the agreement holder. The Unrelated Distributor made direct payments to suppliers for all raw materials purchased from August 2009 through February 2010. The Note Agreement set forth that interest was payable at a rate of $2.00 per case for all product sold to distributors within the state of Texas and $2.50 per case for all product sold to distributors outside the state of Texas. The Company also agreed that any product purchased by the agreement holder may be charged against any outstanding interest payments owed. As of December 31, 2011, the principle and interest amounts due under the agreement were $328,656, and were due on demand. On December 30, 2011, the Company and the unrelated third party agreed to exchange the principle and interest amounts due under the agreement for 1,250,000 restricted shares of the Company’s common stock, valued at $81,250. The Company recognized a $247,406 gain on extinguishment of debt as a result of the exchange.

On April 28, 2010, the Company executed a promissory note for $13,305 with Regions Bank. The loan is secured by the Company vehicle and requires monthly payments in the amount of $1,135. The loan bears 4.45% interest and was paid in full during 2011.

On August 30, 2012, the Company entered a second Contingently Convertible Promissory Note with Asher for an 8% convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest due on June 4, 2013. $40,000 was funded on September 13, 2012 with $2,500 being recorded as legal fees for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which 180 days from inception of the note.  The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. After the due date of April 1, 2013, the note becomes convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option.  The Holder shall receive a royalty or commission of $0.50 per case of Easta Pink Lean that was produced as a result of monies allocated from this note.

In November, 2012, the Company entered into an 8% third Contingently Convertible Promissory Note with Asher for $30,000 which is due together with any unpaid accrued interest on August 29, 2013.  This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which 180 days from inception of the note.  The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

Subsequent to December 31, 2012, the Company entered into notes payable agreements with two vendors with balances of $56,500 of accounts payable.   The notes payable are due on demand and bear no interest.  At December 31, 2012, the Company has presented them in Notes Payable on the balance sheet.

7 - CONVERTIBLE NOTES PAYABLE

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The Company analyzed the note on the date on which the contingent conversion feature was settled on December 24, 2012.  The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value.  On December 24, 2012, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $25,209.  The Company recorded a discount of $25,209.  Through December 31, 2012, the Company amortized $1,858 into interest expense based on the term of the note. At December 31, 2012, the Company revalued the derivative liability and determined that the fair market value was $19,515 so therefore recorded a gain on derivative liability of $5,695. The assumptions used in determining the fair market value was based on a Black Scholes model using the following major assumptions: (1) conversion price of $0.0027 and $0.0037 per share; (2) volatility of 348%; (3) discount rates of 0.18% and (4) 0 assumed dividends. The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

On September 6, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest is due on June 15, 2013. $20,000 of the proceeds was funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500 and recorded an immediate loss of $12,619. At December 31, 2012, the Company amortized into interest expense $8,844 leaving an unamortized discount associated with the convertible note of $12,656. At September 30, 2012, the fair market value of the derivative liability was determined to be $5,887 which resulted in a net gain on derivative liability of $15,613. The Company re-valued the derivative liability at December 31, 2012 and determined the fair market value to be $19,515; therefore a loss on the derivative liability was recorded of $13,627.  The Company estimated the fair market value of the derivative liability using Black Scholes with the following main assumptions: (1) conversion price at December 31, 2012 of $0.0037; (2) volatility at December 31, 2012 of 348%%, respectively; (3) Discount rates of 0.18% and (4) $0 in assumed dividends.

On October 16, 2012, the Company entered into a 12% Convertible Promissory Note of $6,581 with Magna Corporation for the settlement of an existing trade payable of $4,500, which together with any unpaid accrued interest is due on September 24, 2013.  At inception, $2,081 was recorded as a loss on settlement of accounts payable.  This note together with any unpaid accrued interest is convertible at a 50% discount to market on the lowest three trading days prior to conversion.  The Company evaluated the conversion feature and determined that it met the conditions for bifurcation into a separate derivative liability.  The Company estimated the fair market value of the derivative liability to be $11,355 at inception.  As such, the Company recorded an initial discount to the face value of the note of $6,581 with an immediate loss on derivative liability of $4,774.

•

On October 16, 2012, Magna exercised its conversion option to convert $1,500 of the principle of the note into 1,153,846 of common stock.  As such, the Company accelerated $1,500 of the discount into interest expense.  The Company determined that the fair market value of the derivative liability on the date of the conversion had not changed materially, so no further gain or loss was recorded.  The pro-rata portion of the derivative liability associated with the converted portion of the note of $2,588 was recorded into Additional paid in capital.

•

On November 7, 2012, Magna exercised its 2nd conversion option to convert $3,.000 of the principle of the note into 1,714,286 of common stock  As such the Company accelerated $3,000 of the discount into interest expense.  The Company determined that the fair market value of the remaining derivative liability on the date of the conversion was $6,867 and therefore recorded a gain on derivative liability of $1,900.  After conversion the pro-rata portion of the derivative liability associated with the converted portion of the note of $3,130 was recorded into Additional paid-in-capital.

•

On November 20, 2012, Magna exercised its 3rd conversion option to convert the remaining balance of $2,081 into 2,081,250 shares of common stock.  As such the Company accelerated the remaining $2,081 of the discount into interest expense.  The Company determined that the fair market value of the derivative liability on the date of the conversion was $8,143; therefore a loss of $4,407 was recorded.  After the conversion, remaining balance of $8,143 of the derivative liability was recorded into additional paid in capital.

As of December 31, 2012, the Magna note and derivative liability was $0.

8 - INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2012 and 2011, as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 were as follows:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss	$188,051	$26,338
	188,051	26,338
Less valuation allowance	(188,051)	(26,338)
	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.   At December 31, 2012, the Company had net operating loss carry forwards of approximately $553,092 for federal income tax purposes. These net operating loss carry forwards begin to expire in 2024.

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate of 34% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2012	2011
Computed “expected” income tax expense (benefit)	$(1,400,994)	$(26,338)
Increase (reduction) resulting from:
Permanent difference	1,239,281	-
Change in valuation allowance	161,713	26,338
Income tax expense	$-	$-

9 - STOCKHOLDERS’ DEFICIT

On September 18, 2012, the Company increased the authorized number of shares to 500,000,000, with 450,000,000 being common shares and 50,000,000 being preferred shares.

On March 15, 2013, the Company increased the authorized number of shares to 2,500,000,000, with 2,450,000,000 being common shares and 50,000,000 being preferred shares.

Preferred Stock

On December 6, 2012, the Company agreed to issue 50,000,000 shares of Class A Preferred stock to Dr. Moran for services rendered.  The holders of the preferred stock shall be entitled to participate in dividends upon board approval and do not get liquidation preferences.  The shares are convertible into 10 shares of common stock.  Based on this, the Company determined the fair market value of the preferred shares to be equal to $3,150,000 based on the common stock trading price on the date of the resolution and recorded such as stock based compensation.  The shares were treated as if converted into common shares to determine the fair market value.

Common Stock

During the year ended December 31, 2012, the Company entered into an agreement to issue 438,000 shares of common stock in exchange for release of a related party receivable of $38,800.  The fair market value of the shares issued was $43,800; therefore the Company recorded a $5,000 loss on the extinguishment of debt.

During the year ended December 31, 2012, the Company exchanged 300,000 shares of restricted common stock for consulting services. The value was determined using the market value of the shares issued which was $39,000 resulting in an Additional Paid in Capital amount of $38,700.

During the year ended December 31, 2012, the Company entered into a two consulting agreements with the commitment to issue a total of 110,000 shares at the signing of the agreement in April 2012.  As of December 31, 2012, the shares had not been issued, but the Company recorded a common stock payable with a corresponding increase in stock based compensation for $15,026.

During the year ended December 31, 2012, the Company entered into a consulting agreement with the commitment to issue a total of 2,000,000 shares at the signing of the agreement in April 2012. As of December 31, 2012, the shares had been issued, and the Company recorded stock based compensation in the amount of $300,000 which is the market value of the shares to be issued under the consulting arrangements.

During the year ended December 31, 2012, the Company entered into a consulting agreement with the commitment to issue a total of 5,000,000 common shares upon execution of the agreement.  As of December 31, 2012, the shares have not been issued and the Company recorded a common stock payable with a corresponding increase in stock based compensation for $13,500.

On October 27, 2012, the Company entered into a twelve month consulting agreement with the commitment to issue a total of 10,000,000 shares per month.  As of December 31, 2012, the Company owed 20,000,000 shares under this agreement.  As such, the Company recorded a common stock payable for $104,000 equal to the fair market value or trading price of the company’s stock on the last day of the month for November and December 2012, with a corresponding increase in stock based compensation.  See Subsequent Events Note 13, where 10,000,000 shares were issued in January 2013.

During the year ended December 31, 2012, the Company determined that $3,681 in accounts payable were related to the former shareholders and therefore were written off with an increase in additional paid in capital

During the year ended December 31, 2012, the Company issued a total of 4,949,382 shares of common stock in connection with the conversion of $6,581 of convertible notes payable.  See Note 7: Convertible Notes payable.

On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667, however these shares have not been issued as of the issuance of these financial statements and the $50,000 of accrued salary is still recorded as of December 31, 2012.

During the year ended December 31, 2012, a shareholder agreed to issue some of his shares to a third party for services rendered on behalf of the Company.  The fair market value of these services totaled $4,375.  The Company recorded this as a contribution to capital and an increase in stock based compensation.

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

On December 30, 2011, the Company issued 1,250,000 restricted shares, valued at $81,250 ($0.065 per share) to settle its outstanding note payable to an unrelated third party (the “Exchange”). The exchange price was determined to be 50% below the average ten (10) day trading price of the Company’s unrestricted shares of common stock prior to the conversion date. Pursuant to the exchange, the unrelated third party released the Company from its obligation to repay outstanding principle and interest due, aggregating $328,656 at the time of the exchange. The Company recognized a $247,406 gain on extinguishment of debt as a result of the exchange. See Note 6.

10 - RELATED PARTY TRANSACTIONS

Sales to Related Party Distributor

During the years ended December 31, 2012 and 2011, the Company engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the years ended December 31, 2012 and 2011 the Company recognized revenue from product sales to the Distributor of $14,240 and $13,162 respectively, which represented 2.7% and 0.97%, respectively, of total product revenue recognized by the Company. At December 31, 2012 and 2011, accounts receivable from the Distributor was $6,329 and $3,000, respectively.

Shipping Reimbursements from Related Party

At December 31, 2012 and 2011, the Company had outstanding accounts receivable of $8,932 and $5,603, respectively, from a company, Wet & Wild, Inc. owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

Prior to December 31, 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of December 31, 2012 and 2011, that Company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the year ended December 31, 2011, the Company purchased two used vehicles from companies owned by the CEO for a total of $7,850.

Advances from Related Party

During the year ended December 31, 2011, the Company received related party advances from a company majority owned by the CEO and of which the CEO was the sole officer and director in the aggregate amount of $38,800. On March 7, 2012, the Company issued 438,000 restricted shares of common stock to settle the $38,800 advances from third parties that were outstanding at December 31, 2011.

Other

During 2011, the Company paid consulting and research related fees on behalf of High Margins, Inc. another company owned by the CEO. Amounts receivable at December 31, 2012 was $4,569.

During 2012, the Company made payments of $9,353 to his wife and daughter for reimbursement of medical insurance costs and other consulting services performed for the Company.

11 - LEGAL PROCEEDINGS

 The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at December 31, 2012 and December 31, 2011. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss.  Rulings on these Motions are still pending.

12 - COMMITMENTS AND CONTINGENCIES

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

During the years ended December 31, 2012 and 2011, the Company incurred $120,000, and $120,000 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $390,000 and $333,000, in accounts payable and accrued liabilities on its consolidated balance sheets at December 31, 2012 and 2011, respectively. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 for the difference in the amount of accrued salary and the fair market value of the shares issued

On December 6, 2012, the Company issued 50,000,000 shares of Class A Preferred stock to Dr. Moran for services rendered.  The shares are convertible into 10 shares of common stock.  Based on this, the Company determined the fair market value of the preferred shares to be equal to $3,150,000 based on the common stock trading price on the date of the resolution and recorded such as stock based compensation.  The shares were treated as if converted into common shares to determine the fair market value.

Lease Operating Expenses

The Company leased office spaces in Clinton, MS and Houston, TX under non-cancelable operating leases during 2012 and 2011. Rent expense was $23,898 and $22,729 for the years ended December 31, 2012 and 2011, respectively.

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2012:

Years Ending December 31,	Future Minimum Lease Payments
2013	$30,638
2014	12,375
2015	12,375
2016	12,375
2017	10,312

Total	$78,075

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

On November 15, 2012, the Company entered into a business development agreement with Globalization Accelerator, LLC (“Global XLR”) to assist the company in improving sales and product placement.  The Company agreed to provide Global XLR: (i) a commission of 4% of gross sales revenue; (ii) a 4.90% equity stock option at the purchase price of $49,000 if Global XLR generates $3,000,000 of gross revenue within any 12 consecutive month period or less, and (iii) pay a finder’s fee of 3% of the gross investment amount for any source of funding introduced to the Company.

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

Consulting Agreements

On October 15, 2012 the Company entered into a consulting agreement with Chad Tendrich for general business consulting for a period of 12 months.  The Company agreed to deliver 8,500,000 shares of restricted common stock as compensation.  The shares are not considered earned until delivered to the consultant.  As of December 31, 2012, the shares were not considered earned nor delivered.  The shares were issued to the consultant in January 2013.

On October 27, 2012, the Company entered into a consulting agereement with Dash Consulting, LLCto provide bookkeeping and invoicing consulting for a period of 12 months. As compensation, the Company agreed to deliver 10,000,000 shares of restricted common stock per month.  The Company has accrued the obligation on a monthly basis over the time period the service is rendered.    As of December 31, 2012, the Company has accrued 20,000,000 shares at the total estimated fair market value of $104,000.  In January 2013, the Company issued 10,000,000 shares under this contract.  As of March 31, 2013, shares owed are an additional 30,000,000 shares.

On November 12, 2012, the Company entered into a consulting agreement with Derrick Brooks to become a medical and healthcare consultant to the Company for a period of 12 months.  The Company agreed to deliver 3,000,000 shares of restricted common stock as compensation.  The shares are not considered earned until delivered to the Consultant.  As of December 31, 2012, the shares were not considered earned until delivered.  .  The shares were issued in January 2013.

On November 15, 2012, the Company entered into a consulting agreement with Christy Favorite to conduct wellness programs for the Company for a period of 12 months.  The Company agreed to deliver 5,000,000 shares of restricted common stock as compensation. The shares are not considered earned until delivered to the Consultant.  As of December 31, 2012, the shares were not considered earned until delivered.  The shares were issued in January 2013.

Other

On August 1, 2012, the Company entered into an investor relations consulting agreement with Empire Relations Group, Inc. (“Empire”), a corporation organized under the laws of the State of New York. Under the terms of the agreement, the Company will pay Empire a non-refundable guaranteed consulting fee of $15,000 if Empire introduces the Company to at least $30,000 in capital either through equity investment, loans, notes, debt settlements or any other type of financing which results in an increase in the net cash position of the Company

13 - SUBSEQUENT EVENTS

Stockholders’ Equity

During January 2013, the Company issued 31,500,000 shares of common stock in accordance to consulting services agreements for services rendered.

Convertible Notes

On January 15, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest due on September 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 48% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $50,000, with $3,000 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

On February 19, 2013, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on November 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

Conversions of Convertible Notes Payable

On January 11, 2013, Asher converted $12,000 of its outstanding notes payable entered into on June 27, 2012 into 3,750,000 shares of common stock at a conversion price of $0.0032.  After conversion, a principal balance of $20,500 remained.

On February 1, 2013, Asher converted an additional $12,100 of its outstanding notes payable entered into on June 27, 2012 into 5,761,905 shares of common stock at a conversion price of $0.0021.  After conversion, a principal balance of $8,400 remained.

On February 14, 2013, Asher converted the remaining $8,400 of its outstanding notes payable entered into on June 27, 2012 together with unpaid interest of $1,300 into 4,850,000 shares of common stock at a conversion price of $0.0020.  After conversion, a principal balance of $0 remained on the June 27, 2012 notes payable.

On March 6, 2013, Continental converted $5,000 of its outstanding convertible notes payable entered into in August 2012 into 1,567,398 shares of common stock at a conversion price of $0.0032.  After conversion, a principal balance of $16,500 remained.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dewmar International BMC, Inc.

Date: April 15, 2013
By: /s/ Marco Moran
Marco Moran, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2013

By: /s/ Marco Moran
Marco Moran, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)