Form 10-Q
period 2013-03-31
Dewmar International BMC, Inc.
filed 2013-05-15
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months ended: March. 31, 2013

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 15, 2013 the registrant had 144,218,960 issued and outstanding shares of common stock.

Dewmar International BMC, Inc.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10K for the year ended December 31, 2012. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$21,628	$38,388
Account receivables, net	47,216	32,714
Related party receivable	3,675	13,501
Advances to related party	9,332	9,332
Inventory	41,478	27,095
Prepaid expenses and other current assets	11,710	11,710
Total Current Assets	135,039	132,740

Property & equipment, net	11,692	12,585

Total assets	$146,731	$145,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$527,894	$492,326
Accrued interest	4,071	3,282
Common stock payable	558,093	199,193
Notes payable, net of unamortized discount of $36,304 and $36,028, respectively	376,318	166,992
Derivative liability	67,739	39,028

Total Liabilities	1,534,115	900,821

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

Stockholders’ Deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 50,000,000 issued and outstanding	50,000	50,000
Common stock; $0.001 par value; 2,500,000,000 shares authorized, 119,040,256 and 66,182,000 shares issued and outstanding, respectively	119,040	66,182
Additional paid-in capital	3,757,922	3,525,708
Accumulated deficit	(5,314,346)	(4,397,386)
Total Stockholders’ Deficit	(1,387,384)	(755,496)

Total Liabilities and Stockholders’ Deficit	$146,731	$145,325

The accompanying notes are an integral part of these unaudited financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue, net	$79,451	$193,216

Cost of goods sold	46,605	75,693

Gross profit	32,846	117,523

Operating expenses
Occupancy and related expenses	16,579	6,336
Marketing and advertising	14,719	9,498
General and administrative expenses	722,833	153,843
Contract labor	64,178	37,312
Total operating expenses	818,309	206,989

Loss from operations	(785,463)	(89,466)

Other income (expenses)
Interest expense	(39,911)	-
Interest income	-	-
Gain (loss) on derivative liability	(91,586)	-
Loss on extinguishment of debt	-	(5,000)
Total other income (expenses)	(131,497)	(5,000)

Net loss	$(916,960)	$(94,446)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.00)

Weighted average common shares outstanding - basic and diluted	102,556,395	59,233,000

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net loss	$(916,960)	$(94,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	893	893
Stock-based compensation	489,200	3,000
Amortization of debt discount	37,100	-
Loss on extinguishment of debt	-	5,000
Noncash legal expense	5,500	-
Loss on derivative liability	91,586	-
Changes in operating assets and liabilities:
Accounts receivable	(14,502)	42,065
Related party receivables and payables	9,826	(8,324)
Inventory	(14,383)	40,533
Prepaid expenses and other current assets	-	5,147
Accounts payable and accrued liabilities	214,980	(18,042)
Net cash used in operating activities	(96,760)	(24,194)

Cash flows from financing activities:
Proceeds from notes payable	80,000	-
Net cash provided from financing activities	80,000	-

Net change in cash and cash equivalents	(16,760)	(24,194)
Cash and cash equivalents, at beginning of period	38,388	91,506
Cash and cash equivalents, at end of period	$21,628	$67,312

Supplemental cash flow information:
Interest paid	$-	$-

Supplemental noncash investing and financing activities:
Extinguishment of debt for common stock	$-	43,800
Issuance of common stock for services	$-	3,000
Issuance of common stock for conversions of notes payable	$54,500	-
Reclassification of accounts payable to notes payable	$178,623	-
Creation of debt discount	$37,397	-
Reduction in derivative liability	$100,272	-
Reduction in common stock payable for issuance of common stock	$37,500	-

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	-	-	58,495,000	$58,495	$22,097	$(276,815)	$(196,223)

Shares issued for services	-	-	2,300,000	2,300	336,700	-	339,000

Shares issued for services	50,000,000	50,000	-	-	3,100,000	-	3,150,000

Shares issued to settle advances	-	-	438,000	438	43,362	-	43,800

Contribution to capital due to accounts payable settled in reverse merger	-	-	-	-	3,681	-	3,681

Contribution to capital for expenses paid by shareholder	-	-	-	-	4,375	-	4,375

Shares issued for conversions of note payable	-	-	4,949,382	4,949	1,632	-	6,581

Reduction in derivative liability due to debt conversion	-	-	-	-	13,861	-	13,861

Net loss						(4,120,571)	(4,120,571)

Balance December 31, 2012	50,000,000	$50,000	66,182,382	$66,182	$3,525,708	$(4,397,386)	$(755,496)

Shares issued for services	-	-	31,500,000	31,500	98,800	-	130,300

Shares issued for conversion of notes payable	-	-	21,357,874	21,358	33,142	-	54,500

Reduction in derivative liability	-	-	-	-	100,272	-	100,272

Net loss	-	-	-	-	-	(916,960)	(916,960)

Balance March 31, 2013	50,000,000	$50,000	119,040,256	$119,040	$3,757,922	$(5,314,346)	$(1,387,384)

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2012 filed in our Annual Report on Form 10K.

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

The Company’s trade accounts receivable are typically collected within 60 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At March 31, 2013 and December 31, 2012, the allowance for doubtful accounts was $0.

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

Revenue Recognition Policy

The Company recognizes revenue when the product is received by and title passes to the customer. The Company’s standard terms are ‘FOB’ destination. If a customer receives any product that they consider damaged or unacceptable, the customer must document any such damages or reasons for it not to be accepted on the original invoice upon delivery and then inform the Company within 72 hours of receipt of the product. The Company does not generally accept returns of product for reasons other than damage.

We record estimates for reductions to revenue for customer programs and incentives, including price discounts, volume-based incentives, and promotions and advertising allowances. Products are sold with extended payment terms not to exceed 120 days. Revenue is shown net of sales allowances on the accompanying statements of operations.

Cost of Goods Sold

The Company’s cost of goods sold includes all costs of beverage production, which primarily consist of raw materials such as concentrate, cans, sugar, bottling labor, labels, caps and packaging materials. Additionally, costs incurred for shipping and handling charges are included in cost of goods sold. The Company does not bill customers for cost of shipping unless the Company incurs additional charges such as refusing initial shipment or not being able to receive shipment at their prescheduled time with the third party freight company.

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $14,719 and $9,498 for the three months ended March 31, 2013 and 2012, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009 through 2012 are open to examination. As of March 31, 2013, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During the three months ending March 31, 2013and 2012, the Company issued no stock options or other share-based payments to employees.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has an accumulated deficit totaling $5,314,346. The Company also had negative working capital The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

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

During the period ended March 31, 2013, the Company reclassified certain accounts payable balances into notes payable based on agreements with various vendors with balances of $178,623.  The notes payable are due on demand and bear no interest.  At March 31, 2013 and December 31, 2012, the Company has presented $56,500 and $235,123 in Notes Payable related to these reclassifications on the balance sheet.

NOTE 5.  CONVERTIBLE NOTES PAYABLE

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The Company analyzed the note on the date on which the contingent conversion feature was settled on December 24, 2012.  The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value.  On December 24, 2012, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $25,209.  The Company recorded an original discount of $25,209.

•

On January 11, 2013, Asher converted $12,000 of its outstanding notes payable entered into on June 27, 2012 into 3,750,000 shares of common stock at a conversion price of $0.0032.  After conversion, a principal balance of $20,500 remained.   On the day of conversion, the Company accelerated the amortization of the discount of $2,851 into interest expense; revalued the derivative liability and recorded a gain on the derivative liability of $2,283; and reduced the pro-rated portion of the derivative liability by $6,325 into Additional paid in capital.

•

On February 1, 2013, Asher converted an additional $12,100 of its outstanding notes payable entered into on June 27, 2012 into 5,761,905 shares of common stock at a conversion price of $0.0021.  After conversion, a principal balance of $8,400 remained. On the day of conversion, the Company accelerated the amortization of the discount of $12,100 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $31,181; and reduced the pro-rated portion of the derivative liability by $15,632 into Additional paid in capital.

•

On February 14, 2013, Asher converted the remaining $8,400 of its outstanding notes payable entered into on June 27, 2012 together with unpaid interest of $1,300 into 4,850,000 shares of common stock at a conversion price of $0.0020.  After conversion, a principal balance of $0 remained on the June 27, 2012 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $8,400 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $25,722; and reduced the pro-rated portion of the derivative liability by $52,076 into Additional paid in capital.   At March 31, 2013, $0 remained in the derivative liability.

On August 30, 2012, the Company entered a second Contingently Convertible Promissory Note with Asher for an 8% convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest due on June 4, 2013. $40,000 was funded on September 13, 2012 with $2,500 being recorded as legal fees for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009. Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note.  The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

•

On February 26, 2013, the Company analyzed the conversion feature and determined that it met the criteria as an embedded derivative and therefore bifurcated the conversion feature from the host contract and recorded a separate derivative liability at fair market value.  At February 26, 2012, the fair market value of the derivative liability was estimated to be $37,397 and resulted in an immediate discount to the notes payable.  This discount will be amortized over the maturity of the note or conversion whichever is sooner.

•

On March 14, 2013, the holder converted $12,000 of the note into 3,428,571 shares of common stock at a price of $0.0035.  On the day of the conversion, the Company re-valued the derivative liability and recorded a loss of $5,113.  After conversion, the Company reduced the derivative liability by its prorated portion of the original note value.   On March 31, 2014, the Company re-valued the remaining derivative liability and recorded a loss of $14,684 resulting in a balance of $45,191.

On September 6, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest is due on June 15, 2013. $20,000 of the proceeds was funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500.

•

On March 6, 2013, Continental converted $5,000 of its outstanding notes payable into 1,567,398 shares of common stock at a conversion price of $0.0032.  After conversion, a principal balance of $16,500 remained.   On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $9,893; and reduced the pro-rated portion of the derivative liability by $6,839 into Additional paid in capital.

•

On March 25, 2013, Continental converted an additional $5,000 of its outstanding notes payable into 2,000,000 shares of common stock at a conversion price of $0.0025.  After conversion, a principal balance of $11,500 remained.   On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $1,842; and reduced the pro-rated portion of the derivative liability by $7,397 into Additional paid in capital.   At March 31, 2013, a derivative liability of $17,013 remained.

In November, 2012, the Company entered into a third 8% Contingently Convertible Promissory Note with Asher for $30,000 which is due together with any unpaid accrued interest on August 29, 2013.  This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009. The Company will analyze whether the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value on the date of the contingency of the conversion feature is settled which 180 days from inception of the note.  The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

On January 15, 2013, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest due on September 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 48% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $50,000, with $3,000 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

On February 19, 2013, the Company entered into a fifth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest due on November 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

NOTE 6. INCOME TAXES

No provision for federal income taxes has been recognized for the three months ended March 31, 2013 and 2012 as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss	$333,489	$188,051
	333,489	188,051
Less valuation allowance	(333,489)	(188,051)
	$-	$-

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.

At March 31, 2013, the Company had net operating loss carry forwards of approximately $980,850 for federal income tax purposes. These net operating loss carry forwards begin to expire in 2024.

NOTE 7. STOCKHOLDERS’ DEFICIT

Shares Issued for Services

During the period ending March 31, 2013, the Company issued 16,500,000 shares to consultants for services rendered.  The Company estimated the fair market value of the shares issued to be $92,800 and recorded this as stock based compensation.

During the period ending March 31, 2013, the Company issued 15,000,000 shares previously recorded as common stock payable in the amount of $37,500.

At March 31, 2013, the Company recorded an additional $396,400 as stock based compensation with a corresponding obligation in common stock payable for obligations entered into in various consulting arrangements to issue 61,000,000 shares of common stock for each of the three months during the period ending March 31, 2013.

Shares Issued for Conversion of Notes Payable

During the period ending March 31, 2013, the Company issued 21,357,874 shares of common stock related to conversions of various notes payable.  See Note 5 for further discussion.

NOTE 8. RELATED PARTY TRANSACTIONS

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

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the three months ended March 31, 2013 and 2011, the Company recognized revenue from product sales to the Distributor of $0 and $10,080, respectively, which represented 0% and 5%, respectively, of total product revenue recognized by the Company. At March 31, 2013 and December 31, 2011, receivable from the Distributor was $1,072 and $6,329, respectively.

Shipping Reimbursements from Related Party

At March 31, 2013, and December 31, 2012, the Company had outstanding accounts receivable of $2,603 and $2,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of March 31, 2013 and December 31, 2012, that company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Advances from Related Party

During 2011, the Company received related party advances from a company majority owned by the CEO and of which the CEO was the sole officer and director in the aggregate amount of $38,800. On March 7, 2012, the Company issued 438,000 restricted shares of common stock to settle the $38,800 advances from third parties that were outstanding at December 31, 2011. The 438,000 restricted shares were valued at $43,800 ($0.10 per share) with a par value of $438 resulting in a loss on extinguishment of debt of $5,000 during the period ending March 31, 2012.

Other

During 2011, the Company paid consulting and research related fees on behalf of High Margins, Inc. another company owned by the CEO. Amounts receivable at March 31, 2013 and December 31, 2012 was $4,569.

During 2013, the Company made payments of $1,550 to his wife and daughter for reimbursement of medical insurance costs for Dr. Moran.

NOTE 9. LEGAL PROCEEDINGS

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2011, the Company entered into employment agreement with Dr. Moran (“Employee”) to serve as President and Chief Executive Officer of the Company. The employment commenced on January 1, 2011 and runs for the period through January 1, 2015. The Company will pay Employee, as consideration for services rendered, a base salary of $120,000 per year.

As additional compensation, Employee is eligible to receive one percent of the issued and outstanding shares of the Company if the gross revenues hit specified milestones for each fiscal year under the agreement. The Company will provide additional benefits to Employee during the employment term which include, but are not limited to, health and life insurance benefits, vacation pay, expense reimbursement, relocation reimbursement and a Company car.. If Employee dies, the Company will pay the designated beneficiary an amount equal to two years’ compensation, in equal payments over the next twenty four months.

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

During the period ending March 31, 2013 and 2012, the Company incurred $30,000 base salary to Dr. Moran, respectively, which was included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $418,500 and $390,000 in accounts payable and accrued liabilities on its consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 during the year ended December 31, 2012 for the difference in the amount of accrued salary and the fair market value of the shares issued.  The shares have not been issued as of the issuance of this report.

Consulting Agreements

On October 27, 2012, the Company entered into a consulting agreement with Dash Consulting, LLC to provide bookkeeping and invoicing consulting for a period of 12 months. As compensation, the Company agreed to deliver 10,000,000 shares of restricted common stock per month.  The Company has accrued the obligation on a monthly basis over the time period the service is rendered.  For the period ending March 31, 2013, the Company has accrued 30,000,000 shares at the total estimated fair market value of $163,000.  In January 2013, the Company issued 10,000,000 shares under this contract.  As of March 31, 2013, shares owed are an additional 40,000,000 shares.

In January 2013, the Company entered into a consulting agreement with Pitts Riley for  business consulting services.  The Company agreed to deliver 5,000,000 shares of restricted common stock as compensation per month. As of March 31, 2013, the Company has accrued 15,000,000 shares as common stock payable at a total estimated fair market value of $139,000.

In January 2013, the Company entered into a consulting arrangement with United General Holdings for general business services.  The Company agreed to deliver 16,000,000 shares of restricted common stock as compensation.  As of March 31, 2013, the Company has accrued 16,000,000 shares as common stock payable at a total estimated fair market value of $94,400.

NOTE 11. SUBSEQUENT EVENTS

In April, 2013, Continental converted the remaining balance of $11,500 of its outstanding notes payable together with accrued interest of $968.78 entered into in September 2012 into 7,166,320 shares of common stock at a conversion prices ranging from $0.0015 to $0.0019 per share.

In April, 2013, Asher converted the remaining balance of $30,500 of its outstanding notes payable funded under the second securities purchase agreement, together with accrued interest of $1,700 entered into in August 2012 into 18,012,384 shares of common stock at a conversion prices ranging from $0.0017 to $0.0019 per share.

In April 2013, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest due on December 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $40,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

In April 2013, the Company entered into a consulting services agreement with THR Enterprises for 12 months for business development and public relations related services.  As compensation, the Company agreed to issue 2,000,000 shares which would be earned at the initial signing of the agreement.

In April 2103, the Company amended a consulting services agreement with Chad Tendrich to issue an additional 7,000,000 shares of restricted common stock for services rendered.

In April 2013, the Company entered into a consulting services agreement with Tony Council for 12 months for supply chain logistics consulting.  As compensation, the Company agreed to issue 2,000,000 shares of restricted common stock to be earned at the initial signing of the agreement.

In April 2013, the Company entered into a contingently convertible note for $6,000 in outstanding vendor invoices incurred in April.  The note shall be converted into 2,000,000 shares of common stock at the request of the noteholder.

In May 2013, Dr. Moran sold a personal vehicle to the Company for $4,800.

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

Results of Operations

For the three months ended March 31, 2013 and 2012.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $113,765, or 59%, to $79,451 from $193,216 for the three months ended March 31, 2013 and 2012, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $29,088, or 22.6%, to $46,605 from $75,693 for the three months ended March 31, 2013 and 2012, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $611,311, or 295%, to $818,309 from $206,998 for the three months ended March 31, 2013 and 2012 respectively. The overall increase in operating expenses results from increases in professional fees including legal, accounting, audit fees and stock based compensation arrangements totaling $489,200 for three months ended March 31, 2013as compared to2012, respectively.

Marketing and advertising costs increased $8,185, or 125%, to $14,719 for the three month ended March 31, 2013, as compared to $6,534 for the three month ended March 31, 2012.

Contract labor costs increased $26,868 to $64,178 from $37,310 for the three months ended March 31, 2013 and 2012, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the three months ended March 31, 2013 and 2012, the Company incurred interest expense of $39,911 and $0 respectively.  The increase is due to an increased in notes payable from the prior year period.

Net Loss

Our net losses for the three months ended March 31, 2013 and 2012 were $916,960 and $94,468, respectively. The increase in net loss is attributable to the increases in expenses from the operating expenses and overall decrease in sales, which is discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012. See our Note 2 in our unaudited financial statements for the three months ended March 31, 2013, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2013 and 2012, the Company recognized negative cash flows from operating activities of $(96,760) and $(24,194), respectively. As of March 31, 213 and December 31 2012, the Company held cash and cash equivalents of $21,628 compared to cash of $38,388 as of March 31, 2012.

Cash used in investing activities totaled $0or the three months ended March 31, 2013 and 2012, respectively.

Cash provided by financing activities totaled $80,000 for the three months ended March 31, 2013, respectively, and consisted of proceeds from notes payable.  See Notes 4 and 5 for discussion of the various notes payable and convertible notes payable entered into.

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

Management has been successful in raising sufficient funds to cover the Company’s immediate expenses including general and administrative through issuance of dilutive convertible notes or contingently convertible notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aggressively defending itself in all of the legal proceedings. See Note 9: Legal Proceedings in the footnotes for a complete listing of legal proceedings.  The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at March 31, 2013 and December 31, 2012. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the period ending March 31, 2013, the Company issued 16,500,000 shares to consultants for services rendered.  The Company estimated the fair market value of the shares issued to be $92,800 and recorded this as stock based compensation.

During the period ending March 31, 2013, the Company issued 15,000,000 shares previously recorded as common stock payable in the amount of $37,500.

During the period ending March 31, 2013, the Company issued 21,357,874 shares of common stock related to conversions of various notes payable.  See Note 5 for further discussion.

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

Dewmar International BMC, Inc.

Date: May 15,2013	By:	/s/ Marco Moran
President, CEO, and Director