Form 10-Q
period 2013-06-30
Dewmar International BMC, Inc.
filed 2013-08-19
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2013 the registrant had 424,607,795 issued and outstanding shares of common stock.

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

Item 1. Financial Statements

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

Consolidated Balance Sheets as of June 30, 2013(unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations for the Three and Six Months Ended
June 30, 2013 and 2012 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 2013 and 2012 (unaudited)	F-4

Notes to Consolidated Financial Statements	F-5

Dewmar International BMC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Balance Sheet	Balance Sheet
	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$70,762	$38,388
Accounts receivable	36,531	32,714
Related party receivable	5,335	13,501
Prepaid expenses	8,500	11,710
Inventory	21,189	27,095
Advances to related party	9,332	9,332

TOTAL CURRENT ASSETS	$151,649	$132,740

Property Plant and Equipment, net	30,620	12,585

TOTAL ASSETS	182,269	145,325

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$36,989	37,736
Accrued liabilities	503,089	454,590
Accrued Interest on notes payable	5,750	3,282
Common stock payable	-	199,193
Notes payable, net of unamortized discount of $37,536 and $36,008, respectively	534,955	166,992
Derivative liability	64,543	39,028
TOTAL CURRENT LIABILITIES	1,145,326	900,821

TOTAL LIABILITIES	1,145,326	900,821

STOCKHOLDERS’ EQUITY

Preferred stock authorized and issued 50,000,000 @ .001 par	50,000	50,000

Common stock authorized 2,500,000,000; issued and outstanding @.001 par 402,358,681 and 66,182,000, respectively	402,360	66,182

Additional paid in capital	4,547,976	3,525,708
Accumulated deficit	(5,963,393)	(4,397,386)
TOTAL STOCKHOLDERS' DEFICIT	(963,057)	(755,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$182,269	145,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dewmar International BMC,Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues
Revenue, net	$101,237	$101,874	$180,688	$295,090

Cost of Goods Sold
Cost of goods sold-product	28,124	47,681	74,729	123,374
Gross Profit	73,113	54,193	105,959	171,716
Operating Expenses
Occupancy and related expenses	9,675	8,548	26,254	14,884
Marketing and advertising	1,244	6,899	15,963	16,397
General and administrative expenses	588,068	484,136	1,310,901	637,989
Contract labor	23,590	33,232	87,768	70,545
Total Operating Expenses	622,577	532,815	1,440,886	739,815

Loss from operations	(549,464)	(478,622)	(1,334,927)	(568,099)

Other Income (Expense)
Interest expense, net	(84,489)	(14)	(124,400)	(7)
Gain (loss) on derivative liability	(15,094)	-	(106,680)	-
Loss on extinguishment of debt	-	-	-	(5,000)
Total other income (expense)	(99,583)	(14)	(231,080)	(5,007)
Net Profit / (Loss)	$(649,047)	$(478,636)	$(1,566,007)	$(573,106)

Net loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	290,367,247	58,944,006	227,567,297	58,944,006

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dewmar International BMC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(1,566,007)	$(573,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,865	1,785
Stock-based compensation	816,475	354,000
Amortization of debt discount	109,226	-
Loss on extinguishment of debt	-	5,000
(Gain) Loss On Derivative Liability	106,680	-
Changes in operating assets and liabilities:
Accounts receivable	(9,152)	90,848
Related party receivables and payables	13,501	-
Inventory	5,906	26,214
Prepaid expenses and other current assets	3,210	7,060
Accounts payable and accrued liabilities	371,250	29,985
Net cash used in operating activities	(147,046)	(58,214)

Cash flows from investing activities:
Cash paid for purchase of vehicles	(19,900)	-
Net cash used in investing activities	(19,900)	-

Cash flows from financing activities:
Advances from related party	-	(1,076)
Proceeds from notes payable	199,320	-
Net cash provided by (used in) financing activities	199,320	(1,076)

Net change in cash and cash equivalents	32,374	(59,290)
Cash and cash equivalents, beginning of period	38,388	91,506
Cash and cash equivalents, end of period	$70,762	$32,216

Supplemental cash flow information:
Interest paid	$8,837	$-

Supplemental noncash investing and financing activities:
Extinguishment of debt for common stock	$-	$43,800
Issuance of common stock for conversions of notes payable and accrued interest	$150,859	$-
Reclassification of accounts payable to notes payable	$317,161	$-
Debt discount on convertible notes	$110,754	$-
Reclassification of derivative liability to additional paid in capital	$191,919	$-
Reclassification of stock payable to common stock and additional paid in capital	$594,326	$315,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended December 31, 2012 filed in our Annual Report on Form 10K.

Certain amounts in prior periods have been reclassified to conform to current period presentation.

Fair value of Financial Instruments

Generally accepted accounting principles in the United States (“US GAAP”) define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are as follows:

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - December 31, 2012	$-	$-	$39,028	$39,028

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - June 30, 2013	$-	$-	$64,543	$64,543

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has an accumulated deficit totaling $5,963,393. The Company also had negative working capital. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

NOTE 4. NOTES PAYABLE

During the period ended June 30, 2013, the Company reclassified certain accounts payable balances into notes payable based on agreements with various vendors with balances of $317,161. The notes payable are due on demand and bear no interest. At June 30, 2013 and December 31, 2012, the Company has presented $290,161 and $56,500 in Notes Payable related to these reclassifications on the balance sheet.

NOTE 5. CONVERTIBLE NOTES PAYABLE

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. After the due date of April 1, 2013, the note became convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option. The Holder shall receive a royalty or commission of $0.50 per case of Easta Pink Lean that was produced as a result of monies allocated from this note. Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value as of June 30, 2013 to be $21,297 and $21,297 was recorded as loss on derivative. This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

In June, 2013, the Company entered into two 10% Contingently Convertible Promissory Notes with Birr Marketing Group, Inc. for $28,000and 22,820 with a due date of June 4, 2014 and June 26, 2014. After the due date, the note becomes convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest was due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature. In July 2012, this convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The Company analyzed the note on the date on which the contingent conversion feature was settled on December 24, 2012. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On December 24, 2012, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $25,209. The Company recorded an original discount of $25,209.

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

•

On February 14, 2013, Asher converted the remaining $8,400 of its outstanding notes payable entered into on June 27, 2012 together with unpaid interest of $1,300 into 4,850,000 shares of common stock at a conversion price of $0.0020. After conversion, a principal balance of $0 remained on the June 27, 2012 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $8,400 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $25,722; and reduced the pro-rated portion of the derivative liability by $52,076 into Additional paid in capital. At June 30, 2013, $0 remained in the derivative liability.

On August 30, 2012, the Company entered a second Contingently Convertible Promissory Note with Asher for an 8% convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest was due on June 4, 2013. $40,000 was funded on September 13, 2012 with $2,500 being recorded as legal fees for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009. Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

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

•

On March 14, 2013, the holder converted $12,000 of the note into 3,428,571 shares of common stock at a price of $0.0035. On the day of the conversion, the Company re-valued the derivative liability and recorded a loss of $5,113. After conversion, the Company reduced the derivative liability by its prorated portion of

•

the original note value. On March 31, 2013, the Company re-valued the remaining derivative liability and recorded a loss of $14,684 resulting in a balance of $45,191.

•

On April 15, 2013, the holder converted $15,000 of the note into 7,894,737 shares of common stock at a price of $0.0019. On the day of the conversion, the Company re-valued the derivative liability and recorded a gain of $14,588. After conversion, the Company reduced the pro-rated portion of the derivative liability by $15,051 into Additional paid in capital.

•

On April 22, 2013, the holder converted $15,500 of the note into 10,117,647 shares of common stock at a price of $0.0017. On the day of the conversion, the Company re-valued the derivative liability and recorded a loss of $4,582. After conversion, the Company reduced the pro-rated portion of the derivative liability by $20,135 into Additional paid in capital. At June 30, 2013, $0 remained in the derivative liability.

On August 30, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest was due on August 15, 2013. $20,000 of the proceeds was funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500.

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

•

On March 25, 2013, Continental converted an additional $5,000 of its outstanding notes payable into 2,000,000 shares of common stock at a conversion price of $0.0025. After conversion, a principal balance of $11,500 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $1,842; and reduced the pro-rated portion of the derivative liability by $7,397 into Additional paid in capital. At March 25, 2013, a derivative liability of $17,013 remained. On March 31, 2013, the Company re-valued the remaining derivative liability and recorded a loss of $5,535 resulting in a balance of $22,548.

•

On April 3, 2013, Continental converted an additional $5,000 of its outstanding notes payable into 2,631,578 shares of common stock at a conversion price of $0.0019. After conversion, a principal balance of $6,500 remained. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $11,205; and reduced the pro-rated portion of the derivative liability by $4,932 into Additional paid in capital. At April 3, 2013, a derivative liability of $6,412 remained.

•

On April 11, 2013, Continental converted an additional $4,000 of its outstanding notes payable into 2,222,222 shares of common stock at a conversion price of $0.0018. After conversion, a principal balance of $2,500 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $763; and reduced the pro-rated portion of the derivative liability by $4,415 into Additional paid in capital. At April 11, 2013, a derivative liability of $2,760 remained.

•

On April 24, 2013, Continental converted the remaining $2,500 of its outstanding notes payable entered into on September 6, 2012 together with unpaid interest of $969 into 2,312,520 shares of common stock at a conversion price of $0.0015. After conversion, a principal balance of $0 remained. On the day of conversion, the Company accelerated the amortization of the discount of $2,500 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $1,959; and reduced the pro-rated portion of the derivative liability by $4,719 into Additional paid in capital. At June 30, 2013, $0 remained in the derivative liability.

In November, 2012, the Company entered into a third 8% Contingently Convertible Promissory Note with Asher for $30,000 which is due together with any unpaid accrued interest on August 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009. The Company analyzed the note on the date on which the contingent conversion feature was settled on May 26, 2013.  Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $11,648. The Company recorded an original discount of $11,648.  The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

•

On June 4, 2013, Asher converted $12,000 of its outstanding notes payable into 10,000,000 shares of common stock at a conversion price of $0.0012. After conversion, a principal balance of $18,000 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $592; and reduced the pro-rated portion of the derivative liability by $4,896 into Additional paid in capital. At June 4, 2013, a derivative liability of $7,344 remained.

•

On June13, 2013, Asher converted an additional $13,000 of its outstanding notes payable into 14,130,435 shares of common stock at a conversion price of $0.00092. After conversion, a principal balance of $5,000 remained. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $191; and reduced the pro-rated portion of the derivative liability by $5,961 into Additional paid in capital. At June13, 2013, a derivative liability of $1,192 remained.

•

On June 27, 2013, Asher converted the remaining $5,000 of its outstanding notes payable entered into on November 27, 2012 together with unpaid interest of $1,200 into 8,266,667 shares of common stock at a conversion price of $0.00075. After conversion, a principal balance of $0 remained. On the day of conversion, the Company accelerated the amortization of the discount of $5,000 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $2,413; and reduced the pro-rated portion of the derivative liability by $3,605 into Additional paid in capital. At June 30, 2013, $0 remained in the derivative liability.

On January 15, 2013, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest is due on September 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 48% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $50,000, with $3,000 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

On February 19, 2013, the Company entered into a fifth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest is due on November 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

On April 16, 2013, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest is due on December 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $40,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration.

On April 7, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding debt invoices in the amount of $68,000.  The note bears no interest and was convertible into shares of common stock 6 months from the inception at the greater of (1) stock price of the conversion date; or (2) stock price on the execution date of the promissory note.

On April 10, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding debt invoices in the amount of $6,000.  The note bears no interest and was convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated by the average 10 day trading price of the Company’s common stock prior to the date of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative”.  On April 10, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $10,155.  The Company recorded an original discount of $6,000.

•

On April 24, 2013, the vendor converted $6,000 of its outstanding note payable into 2,000,000 shares of common stock.  After conversion, a principal balance of $0 remained.  On the day of the conversion, the Company accelerated the amortization of the discount of $6,000 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $3,882; and reduced the pro-rated portion of the derivative liability by $14,037 into Additional paid in capital.  At June 30, 2013, $0 remained in the derivative liability.

On April 30, 2013, the Company converted a 0% promissory note reclassified from certain accounts payable during the period ended March 31, 2013, into an 8% contingently convertible promissory note with Continental Equities, LLC, a New York limited liability corporation.  The note has an aggregate principal amount of $34,000 which together with any unpaid accrued interest is due on April 30, 2014.  This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $19,799. As a result, the Company recorded a discount on the original note of $19,798.  As of June 30, 2013, the Company recorded the amortization of the discount of $3,300 into interest expense; revalued the derivative liability and recorded a gain on the derivative liability of $4,106. At June 30, 2013, $15,693 remained in the derivative liability.

On April 30, 2013, the Company converted a second 0% promissory note reclassified from certain accounts payable during the period ended March 31, 2013, into an 8% contingently convertible promissory note with Continental Equities, LLC, a New York limited liability corporation.  The note has an aggregate principal amount of $22,500 which together with any unpaid accrued interest is due on April 30, 2014.  This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $19,798. As a result, the Company recorded a discount on the original note of $19,798.

•

On May 28, 2013, Continental converted $5,500 of its outstanding notes payable into 5,000,000 shares of common stock at a conversion price of $0.0011.  After conversion, a principal balance of $17,000 remained. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $1,024; and reduced the pro-rated portion of the derivative liability by $4,589 into Additional paid in capital. At May 28, 2013, a derivative liability of $14,185 remained.

•

On June 17, 2013, Continental converted $3,900 of its outstanding notes payable into 5,000,000 shares of common stock at a conversion price of $0.00078.  After conversion, a principal balance of $13,100 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $72; and reduced the pro-rated portion of the derivative liability by $3,271 into Additional paid in capital. At June 17, 2013, a derivative liability of $10,986 remained.

•

On June 24, 2013, Continental converted $5,090 of its outstanding notes payable into 7,485,000 shares of common stock at a conversion price of $0.00068.  After conversion, a principal balance of $8,010 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $4,550; and reduced the pro-rated portion of the derivative liability by $6,036 into Additional paid in capital. At June 24, 2013, a derivative liability of $9,499 remained. On June 30, 2013, the Company re-valued the remaining derivative liability and recorded a loss of $2,417 resulting in a balance of $11,916.

On May 21, 2013, the Company entered into a second Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $30,000, which together with any unpaid accrued interest is due on May 20, 2014. $28,500 of the proceeds was funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $16,112. As a result, the Company recorded a discount on the original note of $17,613.  On June 30, 2013, the Company re-valued the remaining derivative liability and recorded a gain of $475 resulting in a balance of $15,637.

Note 6 - Derivative Liability

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion feature of certain of the Company’s Convertible Promissory Note (described in Note 5), does not have a fixed settlement provision because conversion of the Asher Notes and the Continental Notes will be lowered if the Company issues securities at lower prices in the future. The Company was required to include the reset provisions in order to protect the holders of the Asher Notes and the Continental Note from the potential dilution associated with future financings.  In accordance with the FASB authoritative guidance, the conversion feature of the Asher Notes and the Continental Notes were separated from the host contract and recognized as a derivative instrument. The conversion feature of the

Asher Notes and the Continental Notes have been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of December 31, 2012	39,028
Change in fair value of derivative liability	106,680
Derivative on new loans	110,754
Settlement of derivative liability due to conversion of related notes	(191,919)
Derivative liabilities as of June 30, 2013	64,543

NOTE 7. STOCKHOLDERS’ DEFICIT

Shares Issued for Services

During the period ending June 30, 2013, the Company issued 193,600,000 shares to consultants for services rendered. The Company estimated the fair market value of the shares issued to be $816,475 and recorded this as stock based compensation.

Shares Issued for Conversion of Notes Payable

During the period ending June 30, 2013, the Company issued 98,418,680 shares of common stock related to conversions of various notes payable. See Note 5 for further discussion.

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

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the six months ended June 30, 2013 and 2012, the Company recognized revenue from product sales to the Distributor of $3,960 and $5,720, respectively, which represented 3% and 2%, respectively, of total product revenue recognized by the Company. At June 30, 2013 and December 31, 2012, receivable from the Distributor was $5,335 and $6,329 respectively.

Shipping Reimbursements from Related Party

At June 30, 2013 and December 31, 2012, the Company had outstanding accounts receivable of $0 and $2,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of June 30, 2013 and December 31, 2012, that company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

NOTE 9. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at June 30, 2013 and December 31, 2012. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES

Employment Agreement

On January 1, 2011, the Company entered into an employment agreement with Dr. Moran (“Employee”) to serve as President and Chief Executive Officer of the Company. The employment commenced on January 1, 2011 and runs for the period through January 1, 2015. The Company will pay Employee, as consideration for services rendered, a base salary of $120,000 per year.

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

During the periods ending June 30, 2013 and 2012, the Company incurred $64,000 and $60,000 base salary to Dr. Moran, respectively, which was included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $440,000 and $391,000 in accounts payable and accrued liabilities on its consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 during the year ended December 31, 2012 for the difference in the amount of accrued salary and the fair market value of the shares issued.  The 19,047,610 shares, previously recorded as common stock payable, were issued in 2013 .

Consulting Agreements

On October 27, 2012, the Company entered into a consulting agreement with Dash Consulting, LLC to provide bookkeeping and invoicing consulting for a period of 12 months. As compensation, the Company agreed to deliver 10,000,000 shares of restricted common stock per month. For the six months ending June 30, 2013, the Company has issued 60,000,000 shares at the total estimated fair market value of $232,000.

In January 2013, the Company entered into a consulting agreement with Pitts Riley for business consulting services. The Company agreed to deliver 5,000,000 shares of restricted common stock as compensation per month. As of June 30, 2013, the Company has issued 30,000,000 shares per the agreement. The total estimated fair market value of the 30,000,000 share is $181,000.

In January 2013, the Company entered into a consulting arrangement with United General Holdings for general business services.  As of June 30, 2013, the Company issued 16,000,000 shares of restricted common stock as compensation, with a total estimated value of $94,400.

In January 2013, the Company issued 16,500,000 shares according to three business consulting agreements entered in the beginning of 2013. The total estimated fair market value of the 16,500,000 share is $92,800.

In April 2013, the Company entered into a consulting arrangement with Origins CF for business consulting services. The Company agreed to deliver 20,000,000 shares of restricted common stock as compensation per month.  As of June 30, 2013, the Company issued 60,000,000 shares of restricted common stock as compensation, with a total estimated value of $174,000.

In April 2013, the Company entered into a consulting arrangement with THR Enterprises for general business services. The Company agreed to deliver 2,000,000 shares of restricted common stock for 12 months service term. As of June 30, 2013, the Company recognized an expense of $1,500 for the services provided from April to June 2013.

In April 2013, the Company entered into a consulting arrangement with Tony Council for general business services. The Company agreed to deliver 2,000,000 shares of restricted common stock for 12 months service term. The stock shall be considered earned upon mutual signing of the agreement by the Consultant and the Company. As of June 30, 2013, the Company issued 2,000,000 shares of restricted common stock as compensation, with a total estimated value of $7,800.

In April 2013, the Company entered into amendment consulting arrangement with Chad Tendrich for business consulting services. The Company agreed to deliver 7,000,000 shares of restricted common stock as additional compensation to his original agreement entered in January 2013.  As of June 30, 2013, the Company issued 7,000,000 shares of restricted common stock as compensation, with a total estimated value of $32,900.

In April 2013, the Company issued 100,000 shares to Omar Wilson according to the term of business consulting agreement. The total estimated fair market value of the 100,000 share is $75.

NOTE 11. SUBSEQUENT EVENTS

In July, 2013, Asher converted $6,000 of its original $53,000 note for 14,285,714 shares of commons stock at a conversion price of $0.00042 per share.

In July, 2013, Continental Equities LLC converted $3,931.70, the remaining balance of its original $34,000 note into 7,963,400 shares of commons stock at a conversion price of $0.0005 per share.

In July, 2013 the Company entered into a six month contract with an investor relations services firm.  The Company has agreed to pay the firm $60,000 at the end of the term, in restricted stock and free-trading stock or cash.  Services are to be provided at an agreed upon market value of $10,000 per month with $7,500 per month issued in restricted security shares and $2,500 per month issued in free-trading shares.

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

Results of Operations

For three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $637, or 1%, to $101,237 from $101,874 for the three months ended June 30, 2013 and 2012, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $19,557, or 41%, to $28,124 from $47,681 for the three months ended June 30, 2013 and 2012, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $89,762, or 17%, to $622,577 from $532,815 for the three months ended June 30, 2013 and 2012, respectively. The overall increase was due to the increase of stock based compensation.

Marketing and advertising costs decreased $5,655, or 82%, to $1,244 for the three month ended June 30, 2013, as compared to $6,899 for the three month ended June 30, 2012. This overall decrease was due to reducing marketing and advertising commitments.

Interest Expense

For the three months ended June 30, 2013 and 2012, the Company incurred net interest expense of $84,489 and $14 respectively.

Net Loss

Our net losses for the three months ended June 30, 2013 and 2012 were $649,047 and $478,636, respectively. The increase in net loss is attributable to the increase of stock based compensation recognized.

Results of Operations

For six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $114,402 from $295,090 to $180,688 for the six months ended June 30, 2013 and 2012, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $48,645 from $123,374 to $74,729 for the six months ended June 30, 2013 and 2012, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $701,071 from $739,815 to $1,440,886 for the six months ended June 30, 2013 and 2012, respectively. The overall increase in operating expenses results from decreases in marketing and advertising costs of $434 offset by increases in contract labor costs of $17,223 and increases in general and administrative costs of $672,912.

Interest Expense

For the six months ended June 30, 2013 and 2012, the Company incurred net interest expense of $124,400 and $7 respectively..

Net Loss

Our net losses for the six months ended June 30, 2013 and 2012 were $1,566,007 and $573,106, respectively. The increase in net loss is primarily attributable to the decrease in sales revenue recognized.

Off-Balance Sheet Arrangements

As of June 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K/for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012. See our Note 2 in our unaudited financial statements for the six months ended June 30, 2013, as set forth herein.

Liquidity and Capital Resources

During the six months ended June 30, 2013 and 2012, the Company recognized positive (negative) cash flows from operating activities of $ (147,046) and $(58,214), respectively. As of June 30, 2013, the Company held cash and cash equivalents of $70,762 as compared to cash on hand of $38,388 as of December 31, 2012.

Cash used in investing activities totaled $(19,900) and 0, for the six months ended June 30, 2013 and 2012, respectively. Cash provided by financing activities totaled $199,320, and $(1,076) for the six months ended June 30, 2013 and 2012, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

An internal control material weakness is significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.  Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria).  Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 3,1 2012.  Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment.  The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

For the period ending December 31, 2012 and June 30, 2013, the Company retained the services of a third party consulting firm to perform its bookkeeping and financial reporting duties on an outsourced basis.  When funds become available, the Company intends to hire additional accounting and financial reporting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at June 30, 2013 and December 31 2012. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss. In July, 2013 this action was dismissed by Stipulation of all parties.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued for Services

During the period ending June 30, 2013, the Company issued 193,600,000 shares to consultants for services rendered. The Company estimated the fair market value of the shares issued to be $816,475 and recorded this as stock based compensation.

Shares Issued for Conversion of Notes Payable

During the period ending June 30, 2013, the Company issued 98,418,680 shares of common stock related to conversions of various notes payable. See Note 5 for further discussion.

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

Dewmar International BMC, Inc.

Date: August 19, 2013	By:	/s/ Marco Moran
President, CEO, and Director