Form 10-Q
period 2013-09-30
Dewmar International BMC, Inc.
filed 2013-11-14
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

[  ] Yes [X] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 14, 2013 the registrant had 1,010,858,175 issued and outstanding shares of common stock.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10K/A for the year ended December 31, 2012. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

Item 1. Financial Statements

DEWMAR INTERNATIONAL BMC, INC. (fka CONVENIENTCAST, INC.)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

Consolidated Balance Sheets as of September 30, 2013(unaudited) and December 31, 2012	F-2

Consolidated Statements of Operations for the Three and Nine Months Ended
September 30, 2013 and 2012 (unaudited)	F-3

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2013 and 2012 (unaudited)	F-4

Notes to Unaudited Consolidated Financial Statements	F-5

Dewmar International BMC, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$11,949	$38,388
Accounts receivable	27,530	32,714
Related party receivable	10,853	13,501
Prepaid expenses	10,010	11,710
Inventory	9,446	27,095
Advances to related party	9,332	9,332

TOTAL CURRENT ASSETS	79,120	132,740

Property Plant and Equipment, net of accumulated depreciation of $12,323 and $8,570, respectively	28,732	12,585

TOTAL ASSETS	$107,852	$145,325

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$19,405	$37,736
Accrued liabilities	533,551	454,590
Accrued Interest on notes payable	9,811	3,282
Common stock payable	-	199,193
Notes payable, net of unamortized discount of $44,683 and $36,008, respectively	465,917	166,992
Derivative liability	77,034	39,028
TOTAL CURRENT LIABILITIES	1,105,718	900,821

TOTAL LIABILITIES	1,105,718	900,821

STOCKHOLDERS’ EQUITY

Preferred stock authorized and issued 50,000,000 @ .001 par	50,000	50,000

Common stock authorized 2,500,000,000; issued and outstanding @.001 par 787,682,881 and 66,182,382, respectively	787,684	66,182

Additional paid in capital	4,468,144	3,525,708
Accumulated deficit	(6,303,694)	(4,397,386)
TOTAL STOCKHOLDERS' DEFICIT	(997,866)	(755,496)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$107,852	$145,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dewmar International BMC,Inc

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues
Revenue, net	$51,638	$110,653	$232,326	$405,745

Cost of Goods Sold
Cost of goods sold-product	14,409	26,134	89,138	149,508
Gross Profit	37,229	84,519	143,188	256,237
Operating Expenses
Occupancy and related expenses	8,613	10,210	34,867	25,094
Marketing and advertising	18,565	14,553	34,527	30,950
General and administrative expenses	205,715	118,061	1,516,618	756,050
Contract labor	23,235	32,762	111,003	103,308
Total Operating Expenses	256,128	175,586	1,697,015	915,402

Loss from operations	(218,899)	(91,067)	(1,553,827)	(659,165)

Other Income (Expense)
Interest expense, net	(70,827)	(3,549)	(195,227)	(3,555)
Gain (loss) on derivative liability	(50,574)	15,613	(157,254)	15,613
Loss on extinguishment of debt	-	-	-	(5,000)
Total other income (expense)	(121,401)	12,064	(352,481)	7,058
Net Profit / (Loss)	$(340,300)	$(79,003)	$(1,906,308)	$(652,107)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	518,813,217	59,233,000	279,513,432	59,041,396

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Dewmar International BMC, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Nine Months Ended September 30,
		2013	2012

Cash flows from operating activities:
Net loss		$(1,906,308)	$(652,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		3,753	2,678
Stock-based compensation		932,451	354,026
Amortization of debt discount		174,120	1,830
Non cash legal fees		-	6,500
Loss on extinguishment of debt		-	5,000
(Gain) Loss On Derivative Liability		157,254	(15,613)
Changes in operating assets and liabilities:
Accounts receivable		5,184	60,168
Related party receivables		2,648	1,690
Inventory		17,649	(19,982)
Prepaid expenses and other current assets		1,700	(2,624)
Accounts payable and accrued liabilities		405,690	81,557
Net cash used in operating activities		(205,859)	(176,877)

Cash flows from investing activities:
Cash paid for purchase of vehicles		(19,900)	-
Net cash used in investing activities		(19,900)	-

Cash flows from financing activities:
Proceeds from convertible notes payable		199,320	90,000
Net cash provided by (used in) financing activities		199,320	90,000

Net change in cash and cash equivalents		(26,439)	(86,877)
Cash and cash equivalents, beginning of period		38,388	91,506
Cash and cash equivalents, end of period		$11,949	$4,629

Supplemental cash flow information:
Interest paid		$10,709	$-

Supplemental noncash investing and financing activities:
Increase in common stock payable	$		$315,026
Extinguishment of debt for common stock		$-	$47,481
Issuance of common stock for conversions of notes payable and accrued interest		$230,250	$-
Reclassification of accounts payable to notes payable		$334,661	$-
Debt discount on convertible notes		$182,796	$21,500
Reclassification of derivative liability to additional paid in capital		$302,044	$-
Reclassification of stock payable to common stock and additional paid in capital		$199,193	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the period ended December 31, 2012 filed in our Annual Report on Form 10K.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - December 31, 2012	$-	$-	$39,028	$39,028

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - September 30, 2013	$-	$-	$77,034	$77,034

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred net losses and has an accumulated deficit totaling $6,303,694. The Company also had negative working capital. The Company’s operating results are subject to numerous factors, including fluctuation in the cost of raw materials, changes in consumer preference for beverage products and competitive pricing in the marketplace. These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing through equity financing to augment the cash flow it receives from product sales and finance the continuing development for the next twelve months.

NOTE 4. NOTES PAYABLE

During the period ended September 30, 2013, the Company reclassified certain accounts payable balances into notes payable based on agreements with various vendors with balances of $334,661. The notes payable are due on demand and bear no interest. At September 30, 2013 and December 31, 2012, the Company has presented $251,160, and $56,500 in Notes Payable related to these reclassifications on the balance sheet.

NOTE 5. CONVERTIBLE NOTES PAYABLE

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. After the due date of April 1, 2013, the note became convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option. The Holder shall receive a royalty or commission of $0.50 per case of Easta Pink Lean that was produced as a result of monies allocated from this note. Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value as of June 30, 2013 to be $21,297 and $21,297 was recorded as loss on derivative. At September 30, 2013, the Company revalued the derivative liability and determined that its fair market value was $9,466.  As such the company recorded a gain on derivative liability of $11,831.  This amount was determined by management using a weighted-average Black-Scholes Merton option pricing model.

During the nine months ended September 30, 2013, the Company entered into two 10% Contingently Convertible Promissory Notes with Birr Marketing Group, Inc. for $28,000 and $22,820 with a due date of June 4, 2014 and June 26, 2014. After the due date, the note becomes convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option.

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

On January 15, 2013, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest is due on September 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 48% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $50,000, with $3,000 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration. The Company analyzed the note on the date on which the contingent conversion feature was settled on July 14, 2013. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On July 14, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $39,542. The Company recorded an original discount of $39,542.

•

On July 24, 2013, Asher converted $6,000 of its outstanding notes payable entered into on January 15, 2013 into 14,285,714 shares of common stock at a conversion price of $0.00042. After conversion, a principal balance of $47,000 remained. revalued the derivative liability and recorded a gain on the derivative liability of $10,086; and reduced the pro-rated portion of the derivative liability by $3,335 into Additional paid in capital.

•

On August 1, 2013, Asher converted an additional $5,000 of its outstanding notes payable entered into on January 15, 2013 into 14,285,714 shares of common stock at a conversion price of $0.00035. After conversion, a principal balance of $42,000 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $1,485; and reduced the pro-rated portion of the derivative liability by $5,730 into Additional paid in capital.

•

On August 21, 2013, Asher converted $10,400 of its outstanding notes payable entered into on January 15, 2013 into 30,588,235 shares of common stock at a conversion price of $0.00034. After conversion, a principal balance of $31,600remained on the January 15, 2013 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $7,942 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $4,858; and reduced the pro-rated portion of the derivative liability by $10,795 into Additional paid in capital.

•

On August 27, 2013, Asher converted $1,100 of its outstanding notes payable entered into on January 15, 2013 into 3,235,294 shares of common stock at a conversion price of $0.00034. After conversion, a principal balance of $30,500 remained on the January 15, 2013 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $1,100 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $17,401; and reduced the pro-rated portion of the derivative liability by $14,154 into Additional paid in capital.

•

On August 29, 2013, Asher converted $10,800 of its outstanding notes payable entered into on January 15, 2013 into 31,764,706 shares of common stock at a conversion price of $0.00034. After conversion, a principal balance of $19,700 remained on the January 15, 2013 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $10,800 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $990; and reduced the pro-rated portion of the derivative liability by $12,677 into Additional paid in capital.

•

On September 9, 2013, Asher converted $10,400 of its outstanding notes payable entered into on January 15, 2013 into 38,518,519 shares of common stock at a conversion price of $0.00027. After conversion, a principal balance of $9,300 remained on the January 15, 2013 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $10,400 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $6,390; and reduced the pro-rated portion of the derivative liability by $11,452 into Additional paid in capital.

At September 30, 2013, the Company revalued the outstanding derivative liability and estimated its fair market value to be $16,406 and as a result recorded an additional loss on derivative liability of $13,968.

On February 19, 2013, the Company entered into a fifth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest is due on November 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009. This convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration. The Company analyzed the note on the date on which the contingent conversion feature was settled on August 18, 2013. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On August 18, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $54,674. The Company recorded an original discount of $32,500 and an immediate loss on derivative liability of $22,174.  At September 30, 2013, the Company revalued the derivative liability and determined that is fair market value was $23,555 resulting in a gain on derivative liability of $31,119.  The Company amortized $14,711 of the original discount into interest expense for the period ending September 30, 2013.

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

•

On August 12, 2013, Continental converted $5,460 of its outstanding notes payable entered into on April 30, 2013 into 14,000,000 shares of common stock at a conversion price of $0.00039. After conversion, a principal balance of $28,540 remained on the April 30, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $5,524; and reduced the pro-rated portion of the derivative liability by $3,407 into Additional paid in capital.

•

On August 27, 2013, Continental converted $5,460 of its outstanding notes payable entered into on April 30, 2013 into 13,650,000 shares of common stock at a conversion price of $0.0004. After conversion, a principal balance of $23,080 remained on the April 30, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $5,777; and reduced the pro-rated portion of the derivative liability by $7,575 into Additional paid in capital.

•

On September 10 2013, Continental converted $6,090 of its outstanding notes payable entered into on April 30, 2013 into 21,000,000 shares of common stock at a conversion price of $0.00029. After conversion, a principal balance of $16,990 remained on the April 30, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $250; and reduced the pro-rated portion of the derivative liability by $7,885 into Additional paid in capital.

•

On September 18, 2013, Continental converted $5,720 of its outstanding notes payable entered into on April 30, 2013 into 22,000,000 shares of common stock at a conversion price of $0.00026. After conversion, a principal balance of $11,270 remained on the April 30, 2013 notes payable. On the day of conversion, the Company accelerated $5,720 of the amortization of discount into interest expense;  revalued the derivative liability and recorded a loss on the derivative liability of $2,891; and reduced the pro-rated portion of the derivative liability by $7,198 into Additional paid in capital.

•

On September 25, 2013, Continental converted $4,950 of its outstanding notes payable entered into on April 30, 2013 into 22,500,000 shares of common stock at a conversion price of $0.00022. After conversion, a principal balance of $6,320 remained on the April 30, 2013 notes payable. On the day of conversion, the Company accelerated $4,950 of the amortization of discount into interest expense;  revalued the derivative liability and recorded a loss on the derivative liability of $10,553; and reduced the pro-rated portion of the derivative liability by $11,497 into Additional paid in capital.

On September 30, 2013, the Company revalued the derivative liability and determined that the fair market value was $13,248 and as such recorded an additional loss on derivative liability of $10,623.

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

•

On July 9, 2013, Continental converted $4,079 of its outstanding notes payable into 7,485,000 shares of common stock at a conversion price of $0.00054.  After conversion, a principal balance of $3,931 remained. On the day of conversion, the Company accelerated the amortization of $5,308 of the discount into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $3,128; and reduced the pro-rated portion of the derivative liability by $7,661 into Additional paid in capital.

•

On July 24 2013, Continental converted the final $3,931 of its outstanding notes payable into 7,963,400 shares of common stock at a conversion price of $0.00049.  After conversion, a principal balance of $0 remained. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $625; and reduced the pro-rated portion of the derivative liability by $6,759 into Additional paid in capital.  At September 30, 2013, there is $0 remaining in the derivative liability.

On May 21, 2013, the Company entered into a second Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $30,000, which together with any unpaid accrued interest is due on May 20, 2014. $28,500 of the proceeds was funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $16,112. As a result, the Company recorded a discount on the original note of $17,613.  On June 30, 2013, the Company re-valued the remaining derivative liability and recorded a gain of $475 resulting in a balance of $15,637.  At September 30, 2013, the Company recorded $3,964 of interest expense associated with the amortization of the discount associated with the bifurcation of the conversion feature and revalued the derivative liability and recorded a gain of $1,277 resulting in an ending balance of $14,360 in the derivative liability.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of December 31, 2012	$ 39,028
Change in fair value of derivative liability	157,254
Derivative on new loans	182,796
Settlement of derivative liability due to conversion of related notes	(302,044)
Derivative liabilities as of September 30, 2013	$ 77,034

NOTE 7. STOCKHOLDERS’ DEFICIT

Shares Issued for Services

During the period ending September 30, 2013, the Company issued 381,805,207 shares to consultants for services rendered. The Company estimated the fair market value of the shares issued to be $932,451 and recorded this as stock based compensation.

Shares Issued for Conversion of Notes Payable

During the period ending September 30, 2013, the Company issued 339,695,262 shares of common stock related to conversions of various notes payable. See Note 5 for further discussion.

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

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the nine months ended September 30, 2013 and 2012, the Company recognized revenue from product sales to the Distributor of $9,054 and $8,500, respectively, which represented 4% and 2%, respectively, of total product revenue recognized by the Company. At September 30, 2013 and December 31, 2012, receivable from the Distributor was $10,853 and $6,329 respectively.

Shipping Reimbursements from Related Party

At September 30, 2013 and December 31, 2012, the Company had outstanding accounts receivable of $0 and $2,603, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

During 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of September 30, 2013 and December 31, 2012, that company had repaid $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

NOTE 9. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at September 30, 2013 and December 31, 2012. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim.  As a result of a mandatory settlement conference, all claims by all parties to this action were dismissed.

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

During the periods ending September 30, 2013 and 2012, the Company incurred $94,026 and $90,000 base salary to Dr. Moran, respectively, which was included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $467,000 and $414,500 in accounts payable and accrued liabilities on its consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 during the year ended December 31, 2012 for the difference in the amount of accrued salary and the fair market value of the shares issued.  The 19,047,610 shares, previously recorded as common stock payable, were issued in 2013 .

Consulting Agreements

During 2012, the Company issued 110,000 shares according to two business agreements. The shares were previously recorded as common stock payable and were issued in 2013.

On October 27, 2012, the Company entered into a consulting agreement with Dash Consulting, LLC to provide bookkeeping and invoicing consulting for a period of 12 months. As compensation, the Company agreed to deliver 10,000,000 shares of restricted common stock per month. For the nine months ending September 30, 2013, the Company has issued 110,000,000 shares of which 20,000,000 shares were previously recorded as stock payable, at the total estimated fair market value of $355,000.

In January 2013, the Company entered into a consulting agreement with Pitts Riley for business consulting services. The Company agreed to deliver 5,000,000 shares of restricted common stock as compensation per month. As of September 30, 2013, the Company has issued 45,000,000 shares per the agreement. The total estimated fair market value of the 30,000,000 share is $196,500.

In January 2013, the Company entered into a consulting arrangement with United General Holdings for general business services.  As of September 30, 2013, the Company issued 16,000,000 shares of restricted common stock as compensation, with a total estimated value of $94,400.

In January 2013, the Company issued 21,500,000 shares according to three business consulting agreements entered in the beginning of 2013. The total estimated fair market value of the 21,500,000 share is $106,300.

In April 2013, the Company entered into a consulting arrangement with Origins CF for business consulting services. The Company agreed to deliver 20,000,000 shares of restricted common stock as compensation per month.  As of September 30, 2013, the Company issued 120,000,000 shares of restricted common stock as compensation, with a total estimated value of $230,000.

In April 2013, the Company entered into a consulting arrangement with THR Enterprises for general business services. The Company agreed to deliver 2,000,000 shares of restricted common stock for 12 months service term. As of September 30, 2013, the Company recognized an expense of $7,800 for the services provided from April to June 2013.

In April 2013, the Company entered into a consulting arrangement with Tony Council for general business services. The Company agreed to deliver 2,000,000 shares of restricted common stock for 12 months service term. The stock shall be considered earned upon mutual signing of the agreement by the Consultant and the Company. As of September 30, 2013, the Company issued 2,000,000 shares of restricted common stock as compensation, with a total estimated value of $1,500.

In April 2013, the Company entered into amendment consulting arrangement with Chad Tendrich for business consulting services. The Company agreed to deliver 7,000,000 shares of restricted common stock as additional compensation to his original agreement entered in January 2013.  As of September 30, 2013, the Company issued 7,000,000 shares of restricted common stock as compensation, with a total estimated value of $32,900.

In April 2013, the Company issued 100,000 shares to Omar Wilson according to the term of business consulting agreement. The total estimated fair market value of the 100,000 share is $75.

During the nine months ended September 30, 2013, 39,047,618 shares were issued to Heritage for general marketing consulting services.  The total estimated fair market value of these shares was $25,476.

NOTE 11. SUBSEQUENT EVENTS

On October 1, 2013, Asher converted $7,700 of its original $53,000 (Asher Note #4) into 55,000,000 shares of common stock at a conversion price of $0.00014 per share.

On October 8, 2013, Continental converted the final $6,320 of its original note in the amount of $34,000 into 26,333,333 shares of common stock at a conversion price of $0.00024.  In addition, they converted $1,004 of interest into 4,187,416 shares of common stock at a conversion price of $0.00024.

On October 11, 2013, Asher converted the final $1,600 of its original Asher Note #4 note in the original amount of $53,000 into 37,200,000 shares of common stock at $0.0001 per share.

On October 16, 2013, Asher converted $3,300 of its original $32,500(Asher #5) note for 30,000,000 shares of common stock at a conversion price of $0.00011 per share.

On November 1, 2013, Asher converted an additional $7,750 of its original $32,500 (Asher Note #5) note for 70,454,545 shares of common stock at a conversion price of $0.00011 per share.

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

Results of Operations

For three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $59,015, or 53%, to $51,638 from $110,653 for the three months ended September 30, 2013 and 2012, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $11,725, or 45%, to $14,409 from $26,134 for the three months ended September30, 2013 and 2012, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $80,542, or 46%, to $256,128 from $175,586 for the three months ended September 30, 2013 and 2012, respectively. The overall increase was due to the increase of stock based compensation.

Marketing and advertising costs increased $4,012, or 27%, to $18,565 for the three month ended September 30, 2013, as compared to $14,553 for the three month ended September 30, 2012. This overall decrease was due to reducing marketing and advertising commitments.

Interest Expense

For the three months ended September 30, 2013 and 2012, the Company incurred net interest expense of $70,827 and $3,549espectively primarily due to amortization of debt discounts associated with the derivative liabilities.

Net Loss

Our net losses for the three months ended September 30, 2013 and 2012 were $340,300 and $79,003, respectively. The increase in net loss is attributable to the increase of stock based compensation recognized; interest expense and losses on derivative liabilities.

Results of Operations

For nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $173,419 from $405,745 to $232,326 for the nine months ended September 30, 2013 and 2012, respectively. This decrease was primarily due to an overall decrease in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $60,370 from $149,508 to $89,138 for the nine months ended September 30, 2013 and 2012, respectively. This overall decrease was primarily the result of decreased sales.

Operating Expenses

Operating expenses increased $781,613 from $915,402 to $1,697,015 for the nine months ended September 30, 2013 and 2012, respectively. The overall increase in operating expenses results primarily from increases in marketing and advertising costs of $3,577 and by increases in increases in general and administrative costs of $760,568.

Interest Expense

For the nine months ended September 30, 2013 and 2012, the Company incurred net interest expense of $195,227 and $3,555respectively.

Net Loss

Our net losses for the nine months ended September 30, 2013 and 2012 were $1,906,308 and $652,107, respectively. The increase in net loss is primarily attributable to the decrease in sales revenue recognized.

Off-Balance Sheet Arrangements

As of September 30, 2013, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K/for the year ended December 31, 2012 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2012. See our Note 2 in our unaudited financial statements for the nine months ended September 30, 2013, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2013 and 2012, the Company recognized negative cash flows from operating activities of $ (205,859) and $(176,877), respectively. As of September 30, 2013, the Company held cash and cash equivalents of $11,949 as compared to cash on hand of $38,388 as of December 31, 2012.

Cash used in investing activities totaled $(19,900) and 0, for the nine months ended September 30, 2013 and 2012, respectively. Cash provided by financing activities totaled $199,320, and $90,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

An internal control material weakness is significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work.  Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria).  Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31 2012.  Based on our internal control over financial reporting as designed, documented and tested, we identified multiple material weaknesses related to maintaining an adequate control environment.  The material weaknesses in our internal controls related to inadequate staffing within our accounting department and upper management, lack of controls regarding the assignment of authority and responsibility, lack of consistent policies and procedures, inadequate monitoring of controls and inadequate disclosure controls.

For the period ending December 31, 2012 and September 30, 2013, the Company retained the services of a third party consulting firm to perform its bookkeeping and financial reporting duties on an outsourced basis.  When funds become available, the Company intends to hire additional accounting and financial reporting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. As a result of a mandatory settlement conference, all claims by all parties to this action were dismissed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Shares Issued for Services

During the period ending September 30, 2013, the Company issued 381,805,207 shares to consultants for services rendered. The Company estimated the fair market value of the shares issued to be $932,451 and recorded this as stock based compensation.

Shares Issued for Conversion of Notes Payable

During the period ending September 30, 2013, the Company issued 339,695,262 shares of common stock related to conversions of various notes payable. See Note 5 for further discussion.

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

Dewmar International BMC, Inc.

Date: November 14, 2013	By:	/s/ Marco Moran
President, CEO, and Director