Form 10-K
period 2013-12-31
Dewmar International BMC, Inc.
filed 2015-08-11
CIK 1269879

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 001-32032

Dewmar International BMC, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	26-4465583
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

132 E. Northside Dr. Suite C

Clinton, MS 39056

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (601) 488-4360

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

The number of shares outstanding of the issuer’s common stock, $.001 par value, August 7, 2015 was 2,697,653,513.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

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

For financial accounting purposes, this acquisition (referred to as the “Merger”) was a reverse acquisition of Dewmar International BMC, Inc. by DSD and was treated as a recapitalization. At the time of the Merger, Dewmar International BMC, Inc. (“Dewmar”) held minimal assets and was a developmental stage company. Following the Merger, the Company, through its DSD subsidiary, began manufacturing and marketing Consumer goods primarily in the functional foods segment. After the Merger, the Company operates as one business unit.

The company’s headquarters and product development lab are based in Clinton, Mississippi; with additional executive offices in Houston, Texas

Today, Dewmar International BMC, Inc. is a leading provider of consumer brands to global markets. The Company’s primary business strategy has been the creation, manufacturing, marketing and distribution of its select portfolio of innovative consumer products through established distribution channels inclusive of national and international retailers. The Company’s primary source of revenue is through the wholesale of its branded products.

Dewmar’s portfolio of consumer brands include Company-owned and trademarked brands as well as those brands obtained through license and distribution agreements with partner brand owners.

Consumer Product Markets:

One of the Company's leading in-house brands, Lean Slow Motion PotionTM, a relaxation supplement whose flavors include Yella, Purp and Easta Pink, was launched in fourth quarter 2009 and has since become ranked  as high as the top three (3) national selling and/or distributed relaxation products in the U.S. market.

From a business perspective, helping people relax is big business; as reported by the Wall Street Journal, annual sales for the relaxation beverage category have increased year-over-year for the past three years. Moreover, for the next five year period, an IBIS World marketing study on the relaxation beverage sector has forecasted revenue growth of 24.8% annually.

A relaxation drink is a non-alcoholic beverage containing calming ingredients which may be found in nature. Relaxation drinks are formulated to help reduce stress, anxiety, improve mind focus, and promote better sleep. In many scenarios, people use relaxation drinks to promote calmness after dealing with a stressful situation, after a work day, after strenuous exercise or before bed time.

People who are allergic to alcohol, recovering from alcohol abuse or have liver problems have reported drinking relaxation beverages because of its ability to calm nerves and is alcohol free. Moreover, there are reports of people with Attention deficit hyperactivity disorder (ADHD) using relaxation drinks to help focus thoughts.

Studies have concluded that ingredients found in relaxation drinks can help promote alpha wave brain patterns to improve focus. Depending on the formulation, relaxation drinks may promote rapid eye movement (REM) sleep. Relaxation drinks have been known to reduce stress, anxiety and calm nervousness due to their calming effects on the nervous system.

Some U.S. surveys have shown that 30% to 35% of Americans have reported difficulty falling asleep during the previous year and about 10% reported problems with long standing insomnia. These studies also found that people experiencing anxiety were significantly more likely to develop insomnia.  Over 70 million Americans suffer from insomnia and sleep deprivation.

Lean Slow Motion Potion’s relaxation formula was developed by a registered pharmacist with a thorough understanding of pharmaceutical compounding and nutritional supplement formulations. Lean is a safe and satisfying mix of pharmaceutical grade herbs and syrup-based flavors to give the consumer “functional relaxation.”

The United States Pharmacopeia (USP) publishes official monographs for certain substances.  These monographs include specific assay methods and product specifications to assure identity and potency. When materials are tested by these methods and are found to meet defined specifications—they are referred to as pharmaceutical grade.  These standards were maintained in selecting the active herbal ingredients contained within our nutritional supplement: Melatonin, Valerian Root and Rose Hips.

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

Through its distribution and retail network, Dewmar is currently shipping its product throughout the U.S. The Company intends to expand distribution of its products internationally over the next twelve to twenty-four months as the CEO, or appointed members, plan to visit a number of foreign countries on International Business Trade Missions.

Relaxation Beverage Market Segmentation

As previously eluded, Lean Slow Motion PotionTM features a unique link to rap and hip-hop music culture, which is one of, if not, the most influential form of music in the World today that leads to consumer spending. Not only does the hip-hop culture automatically embrace the brand, but it originally created the “get your lean on” culture. A larger, secondary market exists among consumers of all mature ages searching for a non-alcoholic, drug-free beverage that aids in relaxation for the purposes of stress reduction or sleep assistance.  This secondary consumer base has been reported in several news media outlets to include over 70 million Americans of all ages, races and ethnicities.

Material terms with a Flavor House:

Dewmar must place a valid purchase order for all concentrates and premixes for Lean Slow Motion PotionTM via the appropriately supplied Allen Flavors Formulation Batch Sheets Form.  Dewmar must allow for a minimum of two full weeks in order to have the concentrate order produced and shipped to the bottler for manufacturing. Dewmar is currently required to pay for the product plus its shipping cost immediately prior to Allen Flavors releases the order to the courier for delivery to the bottler. Allen Flavors is supposed to give Dewmar at least 30 days’ notice for any price increases and is currently considering offering Dewmar credit terms.

Market Needs

As rap and hip-hop increased in popularity in the 90’s and first part of the 21st century, a sub-culture emerged in the south centered on “getting your lean on.” This term was a euphemism for the dangerous practice of adding cough syrup to a beverage (carbonated or alcoholic) for the purpose of relaxing. As the practice increased in prominence, some drink makers entered the market with products catered to this culture. The Company’s market research revealed that consumers wanted a product with a stronger cultural association, a more pronounced physical affect, and more flavor options.

The Company’s products formulation is developed by a licensed pharmacist and accomplishes the desired affects the consumer is seeking with none of the dangerous side effects that accompany the traditional practice of consuming narcotic-laced beverages recreationally.

Since the CEO of the company is a licensed-registered pharmacist, he has seen these abusive trends of prescription cough syrup as previously noted; therefore he carefully crafted his brand to cater to all of the cultural demands of those who may have already or could potentially abuse prescription cough syrup by first developing an effective formulation that creates a sense of immediate relaxation and calming effect. A secondary yet very important factor includes creating appealing taste profiles that niche consumers like. This is supported by implementing unique branding methods, inclusive of creating popular brand and flavor names that are recognizable to our target consumers in the hip hop community.

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

2 Dun & Bradstreet, Industry Data for SIC 5149-0000; obtained February 2010

Competitive Comparison

In the relaxation beverage sector, the Company competes directly with Neuro Bliss, Neuro Sleep, Marley's Mellow Mood and Just Chill brand beverages. Each of these products has the same target market, but the Company intends to differentiate itself by offering a more herbal effective product with more flavor varieties and stronger cultural identification. More importantly, the Company will provide excellent distributor level support via trained merchandisers and market managers to assist in gaining the niche consumers’ attention immediately for rapid brand awareness that will result in faster product turnover.

Dewmar has developed a brand that emphasizes a lifestyle beverage connected with the culture of the Deep South, but still has national consumer appeal. Aligning its brand with hip-hop and rap culture and celebrity spokespeople, the Company’s Lean Slow Motion PotionTM has resonated with consumers as the “preferred” relaxation beverage that can ease the mind and body while displaying a level of confident swagger among peers if seen with the beverage in hand.

Competitive Edge

Dewmar has been able to uniquely position the Lean Slow Motion Potion™ brand in the relaxation beverage market, and intends to capitalize on this by building on the following strengths:

•

Expert brand management that maintains an intimate understanding of its niche consumer market;

•

Higher than average profit margins for both distributors and retailers;

•

Proven marketing strategy that creates immediate sale-thru to consumers;

•

Quality product with a variety of flavors demanded by consumers;

•

CEO is a licensed pharmacist with functional beverage formulation experience;

•

Commitment to building strong alliances with distribution partners;

•

Trademarked brand name that has been repeatedly used in Hip-Hop music creating strong brand awareness and loyalty within the urban community.

Marketing Strategy

The Company will use a variety of marketing mediums to increase the exposure of its brands among prospective customers. The Company’s current marketing efforts include the following:

Branding:

Point of sale merchandising: A portion of the Company’s marketing budget is being devoted to posters, pole signs, coolers, racks, and other materials intended to help distributors brand its products in-store through retail merchandising partnerships.

Radio: The Company utilizes radio ads to target listeners who may be interested in the Company’s products. Radio commercial production can be done cost effectively, and provides flexibility to tailor the message to the right customer segment.

Digital Marketing: The Company continues to invest resources in the further development of its digital marketing technology platform that seeks to leverage 1) the proliferation of new marketing channels including social media; 2) the rise of disruptive technology such as cloud computing and mobility; and 3) the emergence of new analytic methods driven by big data. The Company sees the emergence of its marketing technology platform as a way to dramatically enhance how it markets to and engages with customers.

The Company will set up pages and profiles on social networking sites including Facebook, YouTube, and Twitter, to name a few. Social networking sites are an effective way to benefit from word of mouth on the web, and generate interest for the Company from the general public. The Company may also place advertisements on these sites. Customers can “become a fan” of Lean Slow Motion PotionTM on Facebook or “follow” the Company’s Twitter feed in order to gain access to special discounts or promotions.

Tradeshows and Events: Beverage industry tradeshows are fundamental in notifying potential new distributing partners and retailers, especially retail chain stores, about the brand’s presence. The Company will attend a number of annual tradeshows sponsored by national convenience store associations, international beverage cooperative groups, and localized distributor organizations several times per year as a major recruiting tool. The Company will also participate in local indoor and outdoor events to support local distributors in bringing consumer awareness to the brand. This includes concerts, on-campus collegiate tours, sporting events, fairs and other related local but relevant events

Print media: Print advertisements will be placed in magazines and trade journals geared toward both the Company’s demographic, as well as potential distributors.. These advertisements will provide information about the Company, where to shop online, and where to purchase in a store near you. Ads will also list the benefits associated with Lean Slow Motion PotionTM.

Direct sales: The Company will use direct sales calls, presentations, and appointments with prospective distributors who have existing retail accounts throughout the United States. The Company will leverage current relationships and will also forge new ones by implementing an outside sales force to achieve its overall business objectives.

Employees

On December 31, 2013, the Company had 1 employee, the Company’s officer and director, who devotes full time efforts to the Company. None of its employees were represented by a collective bargaining arrangement.

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

ITEM 1A.   RISK FACTORS.

We rely heavily on our independent distributors, and this could affect our ability to efficiently and profitably distribute and market our products, and maintain our existing markets and expand our business into other geographic markets

Our ability to establish a market for our leading brands and products in new geographic distribution areas, as well as maintain and expand our existing markets, is dependent on our ability to establish and maintain successful relationships with reliable independent distributors strategically positioned to serve those areas. Many of our larger distributors sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their business. To the extent that our distributors are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, our sales and profitability will be adversely affected. Our ability to maintain our distribution network and attract additional distributors will depend on a number of factors, many of which are outside our control. Some of these factors include

•

the level of demand for our brands and products in a particular distribution area,

•

our ability to price our products at levels competitive with those offered by competing products, and

•

Our ability to deliver products in the quantity and at the time ordered by distributors.

We cannot ensure that we will be able to meet all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve any of these factors in a geographic distribution area will have a material adverse effect on our relationships with our distributors in that particular geographic area, thus limiting our ability to expand our market, which will likely adversely affect our revenues and financial results.

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

Our future success is dependent, in a large part, on retaining the services of our founder, Dr. Marco Moran, our President and Chief Executive Officer. Dr. Moran possesses a unique and comprehensive knowledge of our industry. While Dr. Moran has no plans to leave or retire in the near future, his loss could have a material adverse effect on our operating, marketing and financial performance, including our ability to develop and execute our long term business strategy.

We are unable to ensure we can retain key personnel.

There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.We rely on third-party packers of our products, and this dependence could make management of our marketing and distribution efforts inefficient or unprofitable.

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

Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks, patent and trade secrets to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. We have obtained certain trademarks and are pursuing the registration of additional trademarks in the United States, Canada and internationally. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets (including our flavor concentrate trade secrets) or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our unique products or recoup our associated research and development costs.

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

Additional capital could be obtained from a combination of funding sources, many of which could have a material adverse effect on the Company’s business, results of operations and financial condition. These potential funding sources and the potential adverse effects attributable thereto, include:

•

borrowings from financial institutions, which may subject the Company to certain restrictive covenants, including covenants restricting its ability to raise additional capital or pay dividends;

•

debt offerings, which would increase the Company’s leverage and add to its need for cash to service such debt (which could result in additional assets being pledged as collateral and which could increase the Company’s debt service requirements);

•

additional offerings of equity securities, which would cause dilution of the Company’s common stock;

•

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

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our product in the future.

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

Although we have product liability insurance in amounts we believe are adequate, we cannot assure that the coverage will be sufficient to cover any or all product liability claims. To the extent our product liability coverage is insufficient; a product liability claim would likely have a material adverse effect upon our financial condition. In addition, any product liability claim successfully brought against us may materially damage the reputation of our products, thus adversely affecting our ability to continue to market and sell that or other products.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

There are no unresolved staff comments not previously disclosed.

ITEM 2. PROPERTIES

The company’s headquarters and product development lab is based in Clinton, Mississippi; with additional executive offices in Houston, Texas.

The Company leases space at 132 E. Northside Dr. Suite C Clinton, MS 39056 and at 811 Town & Country Blvd in Houston, TX.    We believe that these spaces are adequate for our needs at this time, and we believe that we will be able to locate additional space in the future, if needed, on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at December 31, 2013 and December 31, 2012. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On January 20, 2011, a claim was filed against Dewmar International BMC, Inc.(“Dewmar”) by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by Dewmar. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the Dewmar’s management. Discovery has continued and a deposition is being scheduled for July or August, 2014 on the last witness prior to a trial date being set. Written discovery has been propounded and several depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build Dewmar’s defenses. Dewmar has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits. There have been negotiations between the counsels for the parties regarding dropping approximately half of the original claims, but no reasonable discussions have occurred. Currently, there is no trial date set.

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

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct. DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commenced. DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders. The case has been dismissed.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, and LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability. On June 27, 2012, Innovative Beverage Group Holdings (“IBGH”) filed the same claims against Dewmar International BMC, Inc., DSD Network of America, Inc. and Marco Moran CEO of the Company, in Harris County, Texas 127th Judicial District Court, whereas plaintiff asserted that the Defendants engaged in various acts of unfair business practices that caused harm to IBGH. The company’s and Marco Moran have filed an Answer and Counterclaim in this matter on October 31, 2012. Discovery has not yet begun in this matter. Written discovery will be propounded and depositions will have to be taken to better understand the nature and basis for the plaintiff’s claims and to build the Company’s defenses. The Company has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits. As of the date of the filing, Dewmar is no longer the defendant in the case.

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss.  This case has been dismissed

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. Our Common Stock is traded on the OTCBB as of July 20, 2015. No assurance can be given that any active market for our Common Stock will ever develop.

(b) Holders. As of July 20, 2014, there were 201 record holders of all of our issued and outstanding shares of Common Stock.

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

Results of Operations

Fiscal Year Ended December 31, 2013 compared to December 31, 2012

Revenue

Revenue is presented net of sales allowances. Net revenue decreased $293,349, or 56.3%, to $ 227,525 from $520,874 for the years ended December 31, 2013 and 2012, respectively. This decrease was primarily due to a reduction in marketing efforts by Dewmar, while the Company changed its distribution strategy from selling to all accounts inclusive of general food and beverage wholesalers in 2011 and 2012 to focusing on specific big box retailers as Walmart, Target, K-mart and other similar entities.

Cost of Goods Sold

Cost of goods sold decreased $109,563, or 52.4%, to $99,715 from $209,278 for the years ended December 31, 2013 and 2012, respectively. This overall decrease was primarily the result of decreased production and sales.

Operating Expenses

Operating expenses decreased $2, 483,374 or 58.76%, to $1,901,682 from $4,385,056 for the years ended December 31, 2013 and 2012, respectively. The overall decrease in operating expenses results primarily from issuances of preferred stock valued at $3,150,000 to Dr. Moran during the year ended December 31, 2012 and there is no such expense during the year ended December 31, 2013.

Contract labor costs decreased to $128,253 from $145,037 for the years December 31, 2013 and 2012, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the years ended December 31, 2013and 2012, the Company recognized interest expense of $318,921 and $23,764, respectively, an increase of $295,157.  During the year ended December 31, 2013, amortization of debt discount associated with the creation of derivative liabilities totaled $295,726 as compared to $17,282 for the year ended December 31, 2012.

Net Loss

Our net loss for the year ended December 31, 2013 was $2,407,468 as compared to a net loss of $4,120,571 for the year ended December 31, 2012.   The decrease in net loss is attributable to the decrease in operating expenses and a decrease in cost of goods sold as compared  to prior year.

Liquidity and Capital Resources

Years ended December 31, 2013 as compared to December 31, 2012

During the years ended December 31, 2013 and 2012, the Company recognized negative cash flows from operating activities of ($235,797) and ($193,118), respectively. As of December 31, 2013, the Company held cash and cash equivalents of $7,231 compared to cash of $38,388 at December 31, 2012.

Cash used in investing activities totaled $19,900 and $0 for the years ended December 31, 2013 and 2012, respectively. Cash used in investing activities consisted of purchases of property and equipment. Cash provided by financing activities totaled $224,540 and $140,000, for the years ended December 31, 2013 and 2012, respectively, and consisted of proceeds received from convertible notes and payments made on notes payable during the year ended December 31, 2013 and 2012.  During the year ended December 31, 2013, we received $9,720 for the issuance of 38,880,000 shares of common stock.

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

 During the year ended December 31, 2013, the Company entered into $214,820 of additional convertible notes payable with various holders.  See Note 7 “Convertible Notes” in the footnotes to the financial statements for the terms and conversions of the detailed notes.

Commitments

See the notes to the financial statement for our commitments.

Off-Balance Sheet Arrangements

As of December 31, 2013 we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

Derivatives

The Company’s convertible note arrangements have been determined to contain embedded derivatives in the form of their embedded conversion features.  The embedded conversion features have been bifurcated and have been recorded at their estimated fair market value with the change in the derivative liability being recorded as a gain or loss in other income on the statement of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) in effect as of December 31, 2013 was carried out under the supervision and with the participation of our Chief Executive Officer who also performs the functions of the principal financial officer. Based upon that evaluation, the Chief Executive Officer (acting in that capacity and also as the Company’s principal financial officer) concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2013 (the end of the period covered by this annual report on Form 10-K).

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

An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by employees in the normal course of their work. Our Chief Executive Officer, also performing the functions of the principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). Based on that evaluation under the COSO criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013. The Company does not have full time accounting and financial reporting personnel and lacks funding in order to file timely reports.  The Company outsources its accounting duties to a consultant and outsources its financial reporting responsibilities to an outside consulting firm.  The Company is dedicated to becoming current with its financial reporting over the next six months.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above during the last quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013 together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

Name	Age	Position with the Company	Term Of Office
Marco Moran	41	Pres/Sec/Treas/CEO/CFO/Dir.	2008 to present
Derrick Brooks	41	Director	March 19, 2012 to present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officers and directors:

Marco Moran, CEO, President, Secretary, CFO, Treasurer, Director, Chief Accounting Officer

As Chief Executive Officer Marco Moran has overall responsibility for the Company’s performance, developing its strategic plan to advance its mission and to manage shareholders’ value through profitable revenue growth.

As a licensed Doctor of Pharmacy and graduate degree in Pharmaceutical Sciences, Dr. Moran has direct oversight of all the company’s research and development, quality control and product innovation activity.

Dr. Moran served at the U.S. Naval Hospital in Camp Lejeune, North Carolina as a Medical Service Corp Officer and Pharmacist.

Dr. Moran began his public service career as the Director of Pharmacy and Regulatory Affairs for INO Therapeutics, Inc. in Port Allen, Louisiana. He has been the pharmacist of record for leading medical providers such as the Mississippi Baptist Health System, River Region Medical Center, Accredo Nova Factor, and several retail pharmacy chains. During his time with River Region Medical Center, Dr. Moran managed Six Sigma project teams to assist administration in meeting quality control standards.

In 2008, Dr. Moran launched Unique Beverage Group, LLC, where he developed, and marketed his first mix of branded, functional beverages. Dr. Moran single-handedly introduced relaxation beverages to major beer distributors in the deep Southern U.S. states. The success of these initial products and the relationships formed during this period eventually lead to the development of Lean Slow Motion Potion and the creation of Dewmar International BMC.

Education:

Dr. Moran completed his pre-pharmacy studies at Louisiana State University in Baton Rouge.  Dr. Moran earned  his professional Pharmacy degree, MBA and Pharmaceutical Sciences postgraduate degrees from the University of Louisiana at Monroe.

Dr. Moran has expanded his pharmaceutical formulation experience by completing basic and advanced training as a Professional Compounding Centers of America (PCCA) Compounding in Houston, TX; as a trained American Colleges of the Apothecaries Compounding Specialist in Memphis, TN and has completed numerous specialty courses with the National Community Pharmacists Association

Dr. Moran has completed various extensive training in New York and California through BevNet Live Entrepreneur School annually since 2009, inclusive of branding, packaging, and entrepreneur coursework to enhance his knowledge of the beverage industry.

Public Service:

Appointed Chair of the Mississippi District Export Council which is a position appointed by the United States Department of Commerce and United States Export Assistance Council.

Dr. Derrick Brooks,  Director

 Derrick D. Brooks, Sr., M.D., age 41, is a medical physician whose primary role is to serve as a licensed healthcare profession and medical liaison to assist the company in reviewing opportunities in developing new products that assist in mood enhancement, improving functionality and to serve as an additional medical expert as it relates to the Company’s flagship beverage Lean Slow Motion PotionTM which proves worthy to major retailers, buyer and consumers worldwide.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons complied with all applicable Section 16(a) reporting requirements.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Marco Moran, President, Sec.,	2013	120,000	0	0	0	0	0	0	120,000
Treas, Dir, CFO, CEO	2012	120,000	0	3,150,000	0	0	0	0	3,270,000

Kevin M. Murphy	2013	0	0	0	0	0	0	0	0
Former Director	2012	0	0	0	0	0	0	0	0

Derrick Brooks	2013	0	0	14,400	0	0	0	0	14,400
Director	2012	0	0	0	0	0	0	0	0

Howard Bouch Former Director	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

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

On January 30, 2013, the Company issued 3,000,000 shares of Common stock to Derrick Brooks for services rendered.  The Company estimated the fair market value of these shares to be $14,400 based on the closing price of the stock on the issuance date.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements other than with Dr. Moran.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2013 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

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

4. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 for the difference in the amount of accrued salary and the fair market value of the shares issued

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Our Board of Directors consists solely of Marco Moran, Kevin Murphy and Dr. Derrick Brooks. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Sales to Related Party Distributor

During the years ended December 31, 2013 and 2012, the Company engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the years ended December 31, 2013 and 2012 the Company recognized revenue from product sales to the Distributor of $3,679 and $14,240 respectively, which represented 1.4% and 2.7%, respectively, of total product revenue recognized by the Company. At December 31, 2013and 2012, accounts receivable from the Distributor was $4,085 and $6,329, respectively.

Shipping Reimbursements from Related Party

At December 31, 2013 and 2012, the Company had outstanding accounts receivable of $0 and 8,932, respectively, from a company, Wet & Wild, Inc. owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

Prior to December 31, 2011, the Company advanced $49,484 to a company owned by the CEO’s wife. As of December 31, 2013and 2012, that Company had repaid a cumulative $40,152 of these advances resulting in outstanding advances due of $9,332 as of these dates.

Acquisition of Fixed Assets from Related Party

During the year ended December 31, 2013, the Company purchased two used vehicles from companies owned by the CEO for a total of $19,900.

Other

During 2012, the Company made payments of $9,353 to his wife and daughter for reimbursement of medical insurance costs and other consulting services performed for the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MaloneBailey, LLP is our independent registered public accounting firm. On June 6, 2013, we dismissed McConnell & Jones, LLP as our independent registered public accounting firm.

 On December 27, 2011, the Registrant engaged McConnell & Jones, LLP as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, the registrant has not consulted McConnell & Jones, LLP regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

Audit Fees

The aggregate fees billed by MaloneBailey, LLC for professional services rendered for the audits and reviews of our annual financial statements on Form 10-K and interim financial statements on Form 10-Q were $22,000.

The aggregate fees billed by McConnell & Jones, LLP for professional services rendered for the audit of our annual financial statements on Forms 10-K and 10Q or services that are normally provided in connection with statutory and regulatory filings (including 8-K for reverse merge financial statements and SEC comments) were $29,000 for the fiscal years ended December 31, 2012.

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

3. Exhibits Incorporated by Reference or Filed with this Report.

•

Reports of Independent Registered Public Accounting Firms

•

Consolidated Balance Sheets as of December 31, 2013 and 2012

•

Consolidated Statements of Operations the years ended December 31, 2013 and 2012

•

Consolidated Statements of Changes in Stockholders’ Deficit the years ended December 31, 2013 and 2012

•

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

/s/ McConnell & Jones, LLP

Houston, Texas

April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Dewmar International BMC, Inc

Clinton, Mississippi

We have audited the accompanying consolidated balance sheet of Dewmar International BMC, Inc (the “Company”) as of December 31, 2013 and the related statement of operations, changes in stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dewmar International BMC, Inc as of December 31, 2013 and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations. These raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

August 11, 2015

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current Assets
Cash and cash equivalents	$7,231	$38,388
Account receivables	9,532	32,714
Related party receivable	4,085	13,501
Advances to related party	9,332	9,332
Inventory	35,144	27,095
Prepaid expenses and other current assets	6,000	11,710
Total Current Assets	71,324	132,740

Property & equipment, net of accumulated depreciation of $14,210 and $8,570	26,845	12,585

Total assets	$98,169	$145,325

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$714,868	$492,326
Accrued interest	9,707	3,282
Notes payable	173,890	-
Convertible Notes payable, net of unamortized discount of $77,230 and $36,028, respectively	122,750	166,992
Derivative liability	151,120	39,028
Total Current Liabilities	1,172,335	701,628

Total Liabilities	1,172,335	701,628

Stockholders’ Deficit
Preferred Stock; $0.001 par value; 50,000,000 shares authorized; 50,000,000 and - issued and outstanding, respectively	50,000	50,000
Common stock; $0.001 par value; 2,450,000,000 shares authorized, 2,310,488,796 and 110,340,001 shares issued and outstanding, respectively	2,310,493	110,340
Additional paid-in capital	3,370,195	3,680,743
Accumulated deficit	(6,804,854)	(4,397,386)
Total Stockholders’ Deficit	(1,074,166)	(556,303)
Total Liabilities and Stockholders’ Deficit	$98,169	$145,325

The accompanying notes are an integral part of these consolidated financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2013	December 31, 2012

Revenue, net	$227,525	$520,874

Cost of goods sold	99,715	209,278

Gross profit	$127,810	$311,596

Operating expenses
Occupancy and related expenses	43,674	31,888
Marketing and advertising	6,211	28,550
General and administrative expenses	1,723,544	4,179,581
Contract labor	128,253	145,037
Total operating expenses	$1,901,682	$4,385,056

Loss from operations	$(1,773,872)	$(4,073,460)

Other income (expenses)
Interest expense	(318,921)	(23,764)
Gain (loss) on derivative liability	(314,675)	401
Loss on settlement of accounts payable	-	(18,748)
Loss on extinguishment of debt	-	(5,000)
Total other expenses	$(633,596)	$(47,111)

Net loss	$(2,407,468)	$(4,120,571)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.07)

Weighted average common shares outstanding - basic and diluted	542,722,232	59,904,176

The accompanying notes are an integral part of these consolidated financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2011	-	-	58,495,000	$58,495	$22,097	$(276,815)	$(196,223)

Shares issued for services	-	-	46,457,619	46,458	491,735	-	538,193

Shares issued for services	50,000,000	50,000	-	-	3,100,000	-	3,150,000

Shares issued to settle advances	-	-	438,000	438	43,362	-	43,800

Contribution to capital due to accounts payable settled in reverse merger	-	-	-	-	3,681	-	3,681

Contribution to capital for expenses paid by shareholder	-	-	-	-	4,375	-	4,375

Shares issued for conversions of note payable	-	-	4,949,382	4,949	1,632	-	6,581

Reduction in derivative liability due to debt conversion	-	-	-	-	13,861	-	13,861

Net loss						(4,120,571)	(4,120,571)

Balance December 31, 2012	50,000,000	$50,000	110,340,001	$110,340	$3,680,743	$(4,397,386)	$(556,303)

Shares issued for cash	-	-	38,880,000	38,880	(29,160)	-	9,720

Shares issued for service	-	-	422,647,618	$422,648	$534,803	-	957,451

Shares issued for conversions of notes payable and accrued interest	-	-	1,738,621,177	1,738,625	(1,351,722)	-	386,903

Reduction in derivative liability due to conversion	-	-	-	-	535,531	-	535,531

Net loss	-	-	-	-	-	(2,407,468)	(2,407,468)

Balance December 31, 2013	50,000,000	$50,000	2,310,488,796	$2,310,493	$3,370,195	$(6,804,854)	$(1,074,166)

The accompanying notes are an integral part of these consolidated financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2013	December 31, 2012

Cash flows from operating activities:
Net loss	$(2,407,468)	$(4,120,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	2,438	-
Depreciation expense	5,640	3,570
Stock-based compensation	957,451	3,625,901
Amortization of debt discount	295,726	17,282
Non-cash legal fees	5,500	6,500
Loss on settlement of accounts payable	-	18,748
Loss (gain) on derivative liability	314,675	(401)
Loss on extinguishment of debt	-	5,000
Changes in operating assets and liabilities:
Accounts receivable	20,744	80,613
Related party receivables and payables	9,416	(7,898)
Inventory	(8,049)	31,067
Prepaid expenses and other current assets	5,710	(247)
Accounts payable and accrued liabilities	562,420	147,318
Net cash used in operating activities	$(235,797)	$(193,118)

Cash flows from investing activities:
Purchase of fixed assets	(19,900)	-
Net cash used in investing activities	(19,900)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	9,720	-
Proceeds from convertible notes payable	214,820	140,000
Net cash provided by financing activities	224,540	140,000

Net change in cash and cash equivalents	(31,157)	(53,118)
Cash and cash equivalents, at beginning of period	38,388	91,506
Cash and cash equivalents, at end of period	$7,231	$38,388

Supplemental cash flow information:
Interest paid	$8,477	$-
Income taxes paid	$-	$-

Supplemental noncash investing and financing activities:
Reclassification of accrued salary to common stock payable	$-	$50,000
Extinguishment of related party advance by issuance of common stock	-	43,800
Reclassification of accounts payable to notes	251,160	4,500
Reclassification of notes to convertible notes	133,770
Reclassification of accounts payable to convertible notes	74,000	-
Original issuance discount	4,000	-
Issuance of common stock for conversion of notes payable	386,903	6,581
Creation of debt discount	332,948	53,290
Reduction in derivative liability due to conversions of notes payable	535,531	13,861
Reclassification of accounts payable associated with reverse merger	$-	$3,681

The accompanying notes are an integral part of these consolidated financial statements.

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On October 28, 2011, pursuant to an Exchange Agreement (“Agreement”), Dewmar International BMC, Inc. (fka Convenientcast, Inc.) (the “Company”, “Dewmar”, “we”, “our” or “us), a publicly reporting Nevada corporation, acquired DSD Network of America, Inc. (“DSD”), a Nevada corporation, in exchange for the issuance of 40,000,000 shares of common stock of Dewmar International BMC, Inc. (the “Exchange Shares”), a majority of the common stock, to the former owners of DSD. In conjunction with the Merger, DSD became a wholly-owned subsidiary of the Company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

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

Reclassification

Certain amounts presented for the period ending December 31, 2012 have been reclassified to conform to the presentation at and for the period ended December 31, 2013.   Specifically, 44,157,619 shares of common stock obligated to be issued under contractual arrangements were originally presented in liabilities as of December 31, 2012 in the amount of $199,193. This amount was broken out between common stock in the amount of $44,158 and additional paid in capital in the amount of $155,035.  As of December 31, 2013, common stock obligated to be issued under contractual arrangements are shown as issued and included in equity.

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

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (“FDIC”). Beginning December 31, 2010 through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to the depositor’s other accounts held by a FDIC-insured institution, which are insured for balances up to $250,000 per depositor until December 31, 2013. At December 31, 2013 and 2012 the amounts held in banks did not exceed the insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company’s accounts receivable were composed of receivables from customers for sales of products. The Company performs credit evaluations prior to selling products or granting credit to its customers and generally does not require collateral.

The Company’s trade accounts receivable are typically collected within 60-120 days from the date of sale. The Company monitors its exposure to losses on trade accounts receivable and maintains an allowance for potential losses and adjustments. The Company determines its allowance for doubtful accounts based on the evaluation of the aging of accounts receivable and detailed analysis of high-risk customers’ accounts, and the overall market and economic conditions of its customers. Past due trade accounts receivable balances are written off when the Company’s collection efforts have been unsuccessful in collecting the amount due. At December 31, 2013 and 2012 the allowance for doubtful accounts was $0 and $0, respectively.

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

Advertising Expense

The Company recognizes advertising expense as incurred. The Company recognized advertising expense of $6,211 and $28,550 the years ended December 31, 2013 and 2012, respectively.

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

The Company’s federal and state income tax returns for the years ended 2009 through 2013 are open to examination. At December 31, 2013 and 2012, the Company evaluated its open tax years in all known jurisdictions. Based on this evaluation, the Company did not identify any uncertain tax positions. We will account for interest and penalties relating to uncertain tax positions in the current period statement of operations as necessary.

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

Our derivative liabilities have been valued as Level 3 instruments.

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - December 31, 2012	$--	$--	$39,028	$39,028

	Level 1	Level 2	Level 3	Total
Fair value of Derivative Liability - December 31, 2013	$--	$--	$151,120	$151,120

Share-Based Compensation

The Company recognizes all share-based payments to employees, including grants of Company stock options to Company employees, as well as other equity-based compensation arrangements, in the financial statements based on the grant date fair value of the awards. Compensation expense is generally recognized over the vesting period. During the years ended December 31, 2013and 2012, the Company issued no stock options to employees.

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

During the years ended December 31, 2013 and 2012, most of the Company’s sales are derived from beverage distributors located in the Southern region of the United States. This concentration of sales may have a negative impact on total sales in the event of a decline in the local economies.

New Accounting Pronouncements

The Company does not expect adoption of any new accounting pronouncements to have a significant impact on its financial statements.

NOTE 3 - GOING CONCERN

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

NOTE 4 - INVENTORY

Inventory at December 31, 2013 consisted of raw materials of $23,950 and finished goods of $11,194.  Inventory at December 31, 2012 consisted of raw materials of $11,197 and finished goods in the amounts of $15,898. During the years ended December 31, 2013 and 2012, the Company recorded spoilage of $8,764 and $908, respectively and included this in cost of goods sold.

NOTE 5 - FIXED ASSETS

Fixed assets consisted of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
Vehicles	$41,055	$21,155
Less: accumulated depreciation	(14,210)	(8,570)
Fixed assets, net	$26,845	$12,585

Depreciation expense for the years ended December 31, 2013 and December 31, 2012 was $5,640 and $3,570, respectively, and is recorded in general and administrative expenses.

NOTE 6 - NOTES PAYABLE

During the period ended December 31, 2013, the Company reclassified certain accounts payable balances into notes payable based on agreements with various vendors with balances of $251,160. Of these $133,770 became convertible during 2013. The notes payable are due on demand and bear no interest. At December 31, 2013 and December 31, 2012, the Company has presented $173,890, and $56,500 in Notes Payable related to these reclassifications on the balance sheet.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. After the due date of April 1, 2013, the note became convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option. The Holder shall receive a royalty or commission of $0.50 per case of Easta Pink Lean that was produced as a result of monies allocated from this note. Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value as of June 30, 2013 to be $21,297 and $21,297 was recorded as loss on derivative. At September 30, 2013, the Company revalued the derivative liability and determined that its fair market value was $9,466.  As such the company recorded a gain on derivative liability of $11,831. At December 31, 2013, the Company revalued the derivative liability and determined that its fair market value was $9,654.  As such the Company recorded a loss on derivative liability of $9,654 during the year ended December 31, 2013.  These amounts were determined by management using a weighted-average Black-Scholes Merton option pricing model.  On April 1, 2013, this note was in default and was due and payable immediately.  As such the Company has presented this note as current as it was in default on April1, 2013.

During the year ended December 31, 2013, the Company entered into two 10% Contingently Convertible Promissory Notes with Birr Marketing Group, Inc. for $28,000 and $22,820 with a due date of June 4, 2014 and June 26, 2014. After the due date, the note becomes convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option.   On June 6, 2014 and June 26, 2014, these notes were in default and were due and payable immediately.  As such the Company has presented this note as current.

On June 27, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest was due on March 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature except for an overall limit of 4.99% of the total shares outstanding prior to conversion. In July 2012, this convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The Company analyzed the note on the date on which the contingent conversion feature was settled on December 24, 2012. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On December 24, 2012, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $25,209. The Company recorded an original discount of $25,209.

•

On January 11, 2013, Asher converted $12,000 of its outstanding notes payable entered into on June 27, 2012 into 3,750,000 shares of common stock at a conversion price of $0.0032. After conversion, a principal balance of $20,500 remained. On the day of conversion, the Company accelerated the amortization of the discount of $2,851 into interest expense; revalued the derivative liability and recorded a gain on the derivative liability of $2,383; and reduced the pro-rated portion of the derivative liability by $6,325 into additional paid in capital.

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

•

On February 14, 2013, Asher converted the remaining $8,400 of its outstanding notes payable entered into on June 27, 2012 into 4,850,000 shares of common stock at a conversion price of $0.0020. After conversion, a principal balance of $0 remained on the June 27, 2012 notes payable. On the day of conversion, the Company accelerated the amortization of the discount of $8,400 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $25,722; and reduced the pro-rated portion of the derivative liability by $52,076 into Additional paid in capital. At December 31, 2013, $0 remained in the derivative liability.  In summary, during the year ended December 31, 2013, the Company recorded $54, 520 in loss on derivative liability for this note.

On August 30, 2012, the Company entered a second Contingently Convertible Promissory Note with Asher for an 8% convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest was due on June 4, 2013. $40,000 was funded on September 13, 2012 with $2,500 being recorded as legal fees for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009 with an overall share cap of 4.99% of the total shares outstanding prior to conversion. Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

•

On February 26, 2013, the Company analyzed the conversion feature and determined that it met the criteria as an embedded derivative and therefore bifurcated the conversion feature from the host contract and recorded a separate derivative liability at fair market value. At February 26, 2012, the fair market value of the derivative liability was estimated to be $37,397 and resulted in an immediate discount to the notes payable. This discount of $37,397 was amortized during 2013 over the conversion period into interest expense.

•

On March 14, 2013, the holder converted $12,000 of the note into 3,428,571 shares of common stock at a price of $0.0035. On the day of the conversion, the Company re-valued the derivative liability and recorded a loss of $5,113. After conversion, the Company reduced the derivative liability by its prorated portion of the original note value which was $12,002 into additional paid in capital. On March 31, 2013, the Company re-valued the remaining derivative liability and recorded a loss of $14,684 resulting in a balance of $45,191.

•

On April 15, 2013, the holder converted $15,000 of the note into 7,894,737 shares of common stock at a price of $0.0019. On the day of the conversion, the Company re-valued the derivative liability and recorded a gain of $14,588. After conversion, the Company reduced the pro-rated portion of the derivative liability by $15,051 into additional paid in capital.

•

On April 22, 2013, the holder converted $15,500 of the note balance and $1,700 accrued interest into 10,117,647 shares of common stock at a price of $0.0017. On the day of the conversion, the Company re-valued the derivative liability and recorded a loss of $4,582. After conversion, the Company reduced the pro-rated portion of the derivative liability by $20,135 into additional paid in capital. At December 31, 2013, $0 remained in the derivative liability.  In summary, during the year ended December 31, 2013, the Company recorded a net loss on derivative liability of $9,791.

On August 30, 2012, the Company entered into a Convertible Promissory Note with Continental Equities, LLC (“Continental”), a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $21,500, which together with any unpaid accrued interest was due on August 15, 2013. $20,000 of the proceeds was funded directly to the company while $1,500 was recorded as legal expense for funds held by the note holder. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $34,119. As a result, the Company recorded a discount on the original note of $21,500. As of December 31, 2012, the unamortized portion of debt discount is $12,657. And it is fully amortized during the year ended December 31, 2013.

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

•

On March 25, 2013, Continental converted an additional $5,000 of its outstanding notes payable into 2,000,000 shares of common stock at a conversion price of $0.0025. After conversion, a principal balance of $11,500 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $1,842; and reduced the pro-rated portion of the derivative liability by $7,397 into additional paid in capital. On March 31, 2013, the Company re-valued the remaining derivative liability and recorded a loss of $5,535.

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

•

On April 24, 2013, Continental converted the remaining $2,500 of its outstanding notes payable entered into on September 6, 2012 together with unpaid interest of $969 into 2,312,520 shares of common stock at a conversion price of $0.0015. After conversion, a principal balance of $0 remained. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $1,959; and reduced the pro-rated portion of the derivative liability by $4,719 into additional paid in capital. At December 31, 2013, $0 remained in the derivative liability.  In summary, the Company recorded a net loss of $8,787 on derivative liability.

In November, 2012, the Company entered into a third 8% Contingently Convertible Promissory Note with Asher for $30,000 which is due together with any unpaid accrued interest on August 29, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at the greater of (1) a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with no floor stated in the conversion feature; or (2) a fixed price of $0.00009 with a share cap disclosed as of 9.99% of the outstanding shares of the company at the time of conversion. The Company analyzed the note on the date on which the contingent conversion feature was settled on May 26, 2013.  Because of the outstanding Continental note described below, this convertible note is considered to be “tainted” by the indeterminate amount of shares to be issued under that note. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $11,648. The Company recorded an original discount of $11,648. And the amount is fully amortized during the year ended December 31, 2013. The note contains an anti-dilution provision which causes the conversion price to decrease if the company issues any common stock at a lower price or with no consideration.

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

•

On June 27, 2013, Asher converted the remaining $5,000 of its outstanding notes payable entered into on November 27, 2012 together with unpaid interest of $1,200 into 8,266,667 shares of common stock at a conversion price of $0.00075. After conversion, a principal balance of $0 remained. On the day of conversion, the Company accelerated the amortization of the discount of $5,000 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $2,413; and reduced the pro-rated portion of the derivative liability by $3,605 into additional paid in capital. At December 31, 2013, $0 remained in the derivative liability.  In summary, for the year ended December 31, 2013, the Company recorded a net loss of $2,814 on derivative liability for this note.

On January 15, 2013, the Company entered into a fourth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $53,000 which together with any unpaid accrued interest is due on September 17, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 48% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009 with a share cap disclosed as of 9.99% of the outstanding shares of the company at the time of conversion. This convertible promissory note was funded in the amount of $50,000, with $3,000 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration. The Company analyzed the note on the date on which the contingent conversion feature was settled on July 14, 2013. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On July 14, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $39,542. The Company recorded an original discount of $39,542. And the amount is fully amortized during the year ended December 31, 2013.

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

•

On August 21, 2013, Asher converted $10,400 of its outstanding notes payable entered into on January 15, 2013 into 30,588,235 shares of common stock at a conversion price of $0.00034. After conversion, a principal balance of $31,600 remained on the January 15, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $4,858; and reduced the pro-rated portion of the derivative liability by $10,795 into additional paid in capital.

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

•

On October 1, 2013, Asher converted $7,700 of its outstanding notes payable entered into on January 15, 2013 into 55,000,000 shares of common stock at a conversion price of $0.00014. After conversion, a principal balance of $1,600 remained on the January 15, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $1,467; and reduced the pro-rated portion of the derivative liability by $14,487 into additional paid in capital.

•

On October 11, 2013, Asher converted the remaining $1,600 of its outstanding notes payable entered into on January 15, 2013 into 16,000,000 shares of common stock at a conversion price of $0.0001. After conversion, a principal balance of $0 remained on the January 15, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $9,822; and reduced the balance of the derivative liability by $10,273 into additional paid in capital.  In summary, the Company recorded a total net loss on derivative liability for this note of $43,361.  As such, the derivative liability had a $0 balance at December 31, 2013. Also on this date, Asher converted $2,120 of unpaid accrued interest into 21,200,000 shares of common stock at the same conversion price.

On February 19, 2013, the Company entered into a fifth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $32,500 which together with any unpaid accrued interest is due on November 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of (i) the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date or (ii) the fixed price of $0.0009 with a share cap disclosed as of 9.99% of the outstanding shares of the company at the time of conversion. This convertible promissory note was funded in the amount of $30,000, with $2,500 being recorded as legal fees for amounts held by note holder. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration. The Company analyzed the note on the date on which the contingent conversion feature was settled on August 18, 2013. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On August 18, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $54,674. The Company recorded an original discount of $32,500 and an immediate loss on derivative liability of $22,174.  At September 30, 2013, the Company revalued the derivative liability and determined that is fair market value was $23,555 resulting in a gain on derivative liability of $31,119.  The Company amortized the total original discount into interest expense for the year ended December 31, 2013.

•

On October 16, 2013, Asher converted $3,300 of its outstanding notes payable into 30,000,000 shares of common stock at a conversion price of $0.00011. After conversion, a principal balance of $29,200 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $13,296; and reduced the balance of the derivative liability by $1,042 into additional paid in capital.

•

On November 1, 2013, Asher converted $7,750 of its outstanding notes payable into 70,454,545 shares of common stock at a conversion price of $0.00011. After conversion, a principal balance of $21,450 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $8,276; and reduced the balance of the derivative liability by $4,171 into additional paid in capital.

•

On November 12, 2013, Asher converted $8,550 of its outstanding notes payable into 77,727,273 shares of common stock at a conversion price of $0.00011. After conversion, a principal balance of $12,900 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $5,629; and reduced the balance of the derivative liability by $4,985 into additional paid in capital.

•

On November 25, 2013, Asher converted $6,000 of its outstanding notes payable into 100,000,000 shares of common stock at a conversion price of $0.00006. After conversion, a principal balance of $6,900 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $6,860; and reduced the balance of the derivative liability by $1,312 into additional paid in capital.

•

On December 11, 2013, Asher converted $6,000 of its outstanding notes payable into 100,000,000 shares of common stock at a conversion price of $0.00006. After conversion, a principal balance of $900 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $73,224; and reduced the balance of the derivative liability by $14,588 into additional paid in capital.

•

On December 26, 2013, Asher converted $900 of its outstanding notes payable into 3,750,000 shares of common stock at a conversion price of $0.00024. After conversion, a principal balance of $0 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $62,237; and reduced the balance of the derivative liability by $2,193 into additional paid in capital.  In summary for the year ended December 31, 2013, the Company recorded a net gain on derivative liability of $4,209 for this note.  As such, the derivative liability had a $0 balance at December 31, 2013. In addition, Asher converted the remaining $1,300 unpaid interest into 5,416,667 shares of common stock.

On April 16, 2013, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest is due on December 21, 2013. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option 180 days from inception at a variable conversion price calculated as the greater of the variable conversion price of 55% of the market price calculated as the average of the lowest three trading prices for the common stock during the 10 trading day period prior to the conversion date with an overall cap of 9.99% of total shares outstanding prior to conversion. This convertible promissory note was funded in the amount of $40,000, with $2,500 being recorded as original issuance discount. The note contains an anti-dilution provision which causes the conversion price to decrease if the Company issues any common stock at a lower price or with no consideration. The Company analyzed the note on the date on which the contingent conversion feature was settled on October 13, 2013. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On October 13, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $10,923. The Company recorded an original debt discount of $10,923 and additional $2,500 debt discount due to the original issuance discount. During the year ended December 31, 2013, the Company amortized $9,253 of the discount into interest expense.

•

On December 26, 2013, Asher converted $36,000 of its outstanding notes payable into 150,000,000 shares of common stock at a conversion price of $0.00024. After conversion, a principal balance of $6,500 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $75,430; and reduced the pro-rated balance of the derivative liability by $73,146 into additional paid in capital.  As such, the derivative liability had a $13,207 balance after conversion on December 26, 2013.  At December 31, 2013, the Company accelerated amortization of the discount of $9,253 into interest expense. And the Company also fully amortized the $2,500 original issuance discount. On December 31, 2013, the Company re-valued the derivative liability and recorded a loss on derivative liability of $245, resulting in a derivative liability at December 31, 2013 of $13,452.   In summary for the year ended December 31, 2013, the Company recorded a loss on derivative liability of $75,675 for this note.

On April 7, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding invoices in the amount of $68,000.  The note bears no interest and was convertible into shares of common stock 6 months from the inception at the greater of (1) stock price of the conversion date; or (2) stock price on the execution date of the promissory note.  The Company analyzed the note on the date on which the contingent conversion feature was settled on October 7, 2013. The Company determined that the variable conversion price results in need of bifurcation of the conversion feature into a separate derivative liability valued at fair market value. On October 7, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $65,407. The Company recorded an original discount of $65,407 and liability debt discount of $65,407.  For the period ended December 31, 2013, the Company recorded $15,232 of interest expense as a result of the amortization of this discount.  At December 31, 2013, the Company re-valued the derivative liability and recorded a total loss on derivative liability for this note of $787, bringing the derivative liability balance to $66,193 at December 31, 2013.

On April 10, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding debt invoices in the amount of $6,000.  The note bears no interest and was convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated by the average 10 day trading price of the Company’s common stock prior to the date of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative”.  On April 10, 2013, the Company estimated the fair market value of the derivative liability associated with the bifurcated conversion feature to be $10,155.  The Company recorded an original discount of $6,000 and day 1 loss on derivative liability of $4,155.

•

On April 24, 2013, the vendor converted $6,000 of its outstanding note payable into 2,000,000 shares of common stock.  After conversion, a principal balance of $0 remained.  On the day of the conversion, the Company accelerated the amortization of the discount of $6,000 into interest expense; revalued the derivative liability and recorded a loss on the derivative liability of $3,882; and reduced the pro-rated portion of the derivative liability by $14,037 into additional paid in capital.  At December 31, 2013, $0 remained in the derivative liability.  In summary, for the year ended December 21, 2013, the Company recorded a total net loss on derivative liability of $8,037.

On April 30, 2013, the Company converted a 0% promissory note reclassified from certain accounts payable into an 8% contingently convertible promissory note with Continental Equities, LLC, a New York limited liability corporation.  The note has an aggregate principal amount of $34,000 which together with any unpaid accrued interest is due on April 30, 2014.  This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $19,798. As a result, the Company recorded a discount on the original note of $19,798.  And the debt discount is fully amortized during the year ended December 31, 2013. As of June 30, 2013, the Company revalued the derivative liability and recorded a gain on the derivative liability of $4,106.

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

•

On September 10 2013, Continental converted $6,090 of its outstanding notes payable entered into on April 30, 2013 into 21,000,000 shares of common stock at a conversion price of $0.00029. After conversion, a principal balance of $16,990 remained on the April 30, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $250; and reduced the pro-rated portion of the derivative liability by $7,885 into additional paid in capital.

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

•

On September 25, 2013, Continental converted $4,950 of its outstanding notes payable entered into on April 30, 2013 into 22,500,000 shares of common stock at a conversion price of $0.00022. After conversion, a principal balance of $6,320 remained on the April 30, 2013 notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $10,553; and reduced the pro-rated portion of the derivative liability by $11,497 into additional paid in capital. On September 30, 2013, the Company revalued the derivative liability and determined that the market value was $13,248 and as such recorded an additional loss on derivative liability of $10,623.

•

On October 8, 2013, the Continental converted the final $6,320 balance of its outstanding notes payable into 26,330,333 shares of common stock at a conversion price of $0.00024.  The Company also converted an additional $1,004 accrued interest into 4,187,416 shares of common stock.  After conversion, a principal balance of $0 remained.  On the day of conversion, the Company revalued the derivative liability recorded a gain of $4,084 and reduced the remaining balance of $9,165 into additional paid in capital leaving a $0 balance in the derivative liability.  In summary, for the year ended December 31, 2013, the Company recorded a net loss on derivative liability of $26,928 for this note.

On April 30, 2013, the Company converted a second 0% promissory note reclassified from certain accounts payable during the period ended March 31, 2013, into an 8% contingently convertible promissory note with Continental Equities, LLC, a New York limited liability corporation.  The note has an aggregate principal amount of $22,500 which together with any unpaid accrued interest is due on April 30, 2014.  This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $19,798. As a result, the Company recorded a discount on the original note of $19,798. And the debt discount is fully amortized during the year ended December 31, 2013.

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

•

On July 24 2013, Continental converted the final $3,931 of its outstanding notes payable into 7,963,400 shares of common stock at a conversion price of $0.00049.  After conversion, a principal balance of $0 remained. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $625; and reduced the pro-rated portion of the derivative liability by $6,759 into additional paid in capital.  At December 31, 2013, there is $0 remaining in the derivative liability.  In summary, for the year ended December 31, 2013, the Company recorded a total net loss on derivative liability for this note of $8,518.

On May 21, 2013, the Company entered into a second Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $30,000, which together with any unpaid accrued interest is due on May 20, 2014. $28,500 of the proceeds was funded directly to the company while $1,500 was recorded original issuance discount. This convertible note together with any unpaid accrued interest is convertible into shares of common stock at the holder’s option beginning on the date of the note at a variable conversion price calculated as 55% of the market price which means the average of the lowest three trading prices during the ten trading day period ending on the latest complete trading day prior to the conversion date with the only mention of a “share cap” is that the number of shares of common stock issuable upon the conversion would not exceed 4.99% of the outstanding shares of the company at the time of conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $16,113. As a result, the Company recorded a discount on the original note of $17,613 including $16,113 debt discount due to derivative liability and $1,500 debt discount due to original issuance discount.  As of December 31, 2013, the amortization of debt discount is $10,180. On June 30, 2013; the Company re-valued the remaining derivative liability and recorded a gain of $475.  On September 30, 2013, the Company recorded $3,964 of interest expense associated with the amortization of the discount associated with the bifurcation of the conversion feature and revalued the derivative liability and recorded a gain of $1,277.

•

On November 25 2013, Continental converted $2,500 of its outstanding notes payable into 45,454,545 shares of common stock at a conversion price of $0.000055.  After conversion, a principal balance of $27,500 remained. On the day of conversion, the Company revalued the derivative liability and recorded a gain on the derivative liability of $9,754; and reduced the pro-rated portion of the derivative liability by $384 into additional paid in capital.

•

On December 10, 2013, Continental converted $3,200 of its outstanding notes payable into 58,181,818 shares of common stock at a conversion price of $0.000055.  After conversion, a principal balance of $24,300 remained.  On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $7,455 and reduced the pro-rated portion of the derivative liability by $1,246 into additional paid in capital.

•

On December 20, 2013, Continental converted $6,540 of its outstanding notes payable into 71,086,956 shares of common stock at a conversion price of $0.000092.  After conversion, a principal balance of $17,760 remained.  On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $18,921 and reduced the pro-rated portion of the derivative liability by $6,399 into additional paid in capital.  At December 31, 2013, the Company re-valued the remaining derivative liability for an amount of $21,004 and recorded a gain of $1,950. In summary for the year ended December 31, 2013, the Company recorded a net loss of $12,920 on derivative liability for this note.

On November 11,2013, The Company entered into an assignment agreement where the Company assigned  a previously entered into $11,300 Notes Payable to Dash Consulting to Magna Group, LLC, a third party.  As such the Company entered into a 12% Convertible note with Magna Group for $11,300.  The Note matures on November 11, 2014.  Magna in entitled at its option at any time after the issuance of the note to convert all or any portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price for each share of common stock equal to a price which is a 45% discount from the lowest trading price in the 5 days prior to the day that Magna requests conversion.  In no event shall the conversion price be less than $0.00004 and is subject overall to 9.99% of the total outstanding shares of the company prior to conversion.  Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $12,972. As a result, the Company recorded a discount on the original note of $11,300 and recorded an immediate loss on derivative liability of $1,672.

•

On November 19, 2013, Magna converted $4,650 of the original notes payable into 84,545,454 shares of common stock at a conversion price of $0.000055.  After conversion, a principle balance of $6,650 remained.  On the day of conversion, the Company re-valued the derivative liability and recorded a loss on derivative liability of $7,702 and reduced the pro-rated portion of the derivative liability of $8,507 into additional paid in capital.

•

On November 26, 2013, Magna converted $4,650 of the original notes payable into 84,545,454 shares of common stock at a conversion price of $0.000055.  After conversion, a principle balance of $2,000 remained.  On the day of conversion, the Company re-valued the derivative liability and recorded a gain on derivative liability of $4,514 and reduced the pro-rated portion of the derivative liability of $3,149 into additional paid in capital.

•

On December 10, 2013, Magna converted the remaining $2,000 of the original notes payable into 36,363,636 shares of common stock at a conversion price of $0.000055.  After conversion, a principle balance of $0 remained.  On the day of conversion, the Company re-valued the derivative liability and recorded a loss on derivative liability of $669 and reduced the remaining derivative liability of $5,173 into additional paid in capital.  As such, the derivative liability had a balance of $0 at December 31, 2013.  In addition, the Company accelerated the amortization of the discount of $11,300 into interest expense.  In summary for the year ended December 21, 2015, the Company recorded a net loss on derivative liability of $5,529 on this note.

On December 10, 2013, the Company entered into an assignment agreement where the Company assigned a previously entered into $17,500 Notes payable with Pitts Riley to Microcap Equity Group, LLC, a third party.  As such the Company entered into a 10% Convertible note with Microcap Equity Group for $17,500 which matures on December 10, 2014.  Microcap is entitled at its option at any time after the issuance of the note to convert all or any portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price for each share of common stock equal to a price which is a 45% of the lowest trading price in the 10 days prior to conversion. Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $14,052. As a result, the Company recorded a discount on the original note of $14,052.

•

On December 12, 2013, Microcap converted $2,900 of the notes payable into 58,000,000 shares of common stock at a conversion price of $0.00005.  After conversion, $14,600 remained on the notes payable.  On the day of conversion, the Company re-valued the derivative liability and recorded a loss on the liability of $43,012 and reduced the pro-rated portion of the derivative liability of $9,456 into additional paid in capital.

•

On December 18, 2013, Microcap converted $3,500 of the notes payable into 70,000,000 shares of common stock at a conversion price of $0.00005.  After conversion, $11,100 of the notes payable balance remained.  On the day of the Conversion, the Company re-valued the derivative liability and recorded a gain on derivative liability of $10,738 and reduced the pro-rated portion of the derivative liability of $7,374 into additional paid in capital.

•

On December 20, 2013, Microcap converted $3,700 of the notes payable into 74,000,000 shares of common stock at a conversion price of $0.00005.  On the day of conversion, the Company re-valued the derivative liability and recorded a gain on derivative liability of $24,723 and reduced the pro-rated portion of the derivative liability of $1,010  into additional paid in capital. Additionally, the Company accelerated the amortization of the discount of $10,100 related to the conversions into interest expense.  On December 31, 2013, the Company re-valued the derivative liability and recorded loss on derivative liability of $22,529 resulting in a derivative liability balance of $26,292 at December 31, 2013.   In summary, for the year ended December 31, 2013, the Company recorded a loss of $30,080 on derivative liability for this note.

On December 24 ,2013, The Company entered into an assignment agreement where the Company assigned  a previously entered into $48,470 Notes Payable to Pitts Riley  to Magna Group, LLC, a third party.  As such the Company entered into a 10% Convertible note with Magna Group for $48,470 on December 26, 2013.  The Note matures on December 26, 2014.  Magna in entitled at its option at any time after the issuance of the note to convert all or any portion of the outstanding principal amount and accrued but unpaid interest into common stock at a conversion price for each share of common stock equal to a price which is a 45% discount from the lowest trading price in the 5 days prior to the day that Magna requests conversion.  In no event shall the conversion price be less than $0.00009, also subject to a cap of 9.99% of the total shares outstanding of the company prior to conversion..  Since the number of shares outstanding at any future date is undetermined by the Company, the Company determined that the conversion feature in this note qualified as an “embedded derivative,” and therefore separated the conversion feature from the host contract and estimated the fair market value at inception to be $77,940. As a result, the Company recorded a discount on the original note of $48,470 and recorded an immediate loss on derivative liability of $29,470.

•

On December 26, 2013, Magna converted $34,470 of the original notes payable into 156,681,818 shares of common stock at a conversion price of $0.00022.  After conversion, a principle balance of $14,000 remained.  On the day of conversion, reduced the pro-rated portion of the derivative liability of $55,428 into additional paid in capital. The Company also accelerated the discount of $34,470 into interest expense related to the conversion.  On December 31, 2013, the Company re-valued the derivative liability and recorded a gain on the liability of $7,987 resulting in a remaining derivative liability at December 31, 2013 of $14,525.    In summary, for the year ended December 31, 2013, the company recorded a net loss of $21,483 on derivative liability for this note.

On December 23, 2013, the Company received $15,500 in exchange for a 5% Convertible Promissory Note from J Riley Consulting Group.  The Note is due together with any unpaid interest on December 23, 2014.  Under the terms of the Note, the principle amount together with any unpaid interest is convertible after the maturity date at the option of the Holder into common stock at a fixed conversion price of $0.001 per share.  Since the Notes Payable is not convertible until a future date, the Company did not evaluate the conversion feature for derivative considerations.

In summary, during the year ended December 31, 2013 and 2012, the Company recorded a total of $318,921 and $23,764, respectively in interest expense.  During years ended December 31, 2013 and 2012, the amount of interest expense associated with the amortization of discounts associated with the amortization of the debt discounts established by derivative liabilities in the convertible notes was $295,726 and $17,282.

NOTE 8 - DERIVATIVE LIABILITY

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of December 31, 2012	$39,028
Loss on derivative liability	314,675
Debt discount	332,948
Settlement of derivative liability due to conversion of related notes	(535,531)
Derivative liabilities as of December 31, 2013	$151,120

NOTE 9 - INCOME TAXES

No provision for federal income taxes has been recognized for the years ended December 31, 2013 and 2012, as the Company incurred a net operating loss for income tax purposes in each year and has no carryback potential.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012

Deferred tax assets:	$472,824	$188,051
Net operating loss	472,824	188,051
Less valuation allowance	(472,824)	(188,051)
	$--	$--

The Company has provided a full valuation allowance for net deferred tax assets as it is more likely than not that these assets will not be realized.  At December 31, 2013 and 2012, the Company had net operating loss carry forwards of approximately $1,390,660 and $553,092, respectively for federal income tax purposes. These net operating loss carry forwards begin to expire in 2023.

Income tax expense differed from the amounts computed by applying the U.S. federal statutory tax rate of 34% to pretax income from continuing operations as a result of the following:

	Year ended December 31,
	2013	2012
Computed “expected” income tax expense (benefit)	$(818,539)	$(1,400,994)
Increase (reduction) resulting from:
Permanent difference	533,766	1,239,281
Change in valuation allowance	284,773	161,713
Income tax expense	$--	$--

NOTE 10 - STOCKHOLDERS’ DEFICIT

On December 26, 2013, the Company increased the authorized number of shares to 4,500,000,000, with 4,450,000,000 being common shares and 50,000,000 being preferred shares.

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

Common Stock

Shares Issued for Cash

During the year ended December 31, 2013, the Company issued 38,880,000 for $9,720. There is no share issued for cash during the year ended December 31, 2012.

Shares Issued for Services

During the years ending December 31, 2013 and 2012, the Company issued 422,647,618 and 46,457,619 shares, respectively to consultants for services rendered. The Company estimated the fair market value of the shares issued to be $957,451 and $538,193, respectively and recorded this as stock based compensation.

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

Shares Issued for Conversion of Notes Payable

During the years ended December 31, 2013 and 2012, the Company issued 1,738,621,177 and 4,949,382 shares of common stock, respectively related to $386,903 and $6,581, respectively of conversions of various notes payable. See Note 7 - Convertible Notes Payable for further discussion.

Reduction in Derivative Liability

During the years ended December 31, 2013 and 2012, the Company recorded $535,531 and $13,861, respectively into additional paid in capital related to the pro-rated reduction of the derivative liability associated with conversion of various convertible notes payable.

NOTE 11 - RELATED PARTY TRANSACTIONS

Sales to Related Party Distributor

During the years ended December 31, 2013 and 2012, the Company engaged with a distributor that is wholly-owned by the Company’s CEO (the “Distributor”). The Distributor is responsible for shipping out product samples, transferring small quantities of product to local distributors at the request of the Company, sales of product to local retailers or small wholesalers and for the fulfillment of online sales orders. The Company may withdraw cases of product from the Distributor at the Company’s will for Company use, for which the Company will provide the Distributor with a credit memo based on a per-case price equal to the price paid by the Distributor to the Company.

The Distributor pays the Company on a per case basis which is consistent with terms between the Company and third party distributors. Since the Company uses a substantial amount of the Distributor’s inventory as samples and promotions, the Company offers the Distributor credit terms of “on consignment.” During the years ended December 31, 2013 and 2012 the Company recognized revenue from product sales to the Distributor of $3,679 and $14,240 respectively, which represented 1.4% and 2.7%, respectively, of total product revenue recognized by the Company. At December 31, 2013and 2012, accounts receivable from the Distributor was $4,085 and $6,329, respectively.

Shipping Reimbursements from Related Party

At December 31, 2013 and 2012, the Company had outstanding accounts receivable of $0 and $8,932, respectively, from a company, Wet & Wild, Inc. owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed to DSD by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

Advances to Related Party

Prior to December 31, 2011, the Company advanced $49,484 to a company owned by the CEO’s wife and repaid $40,152. As of December 31, 2013and 2012, $9,332 is outstanding and presented as Advances to Related Parties on the balance sheet.

Acquisition of Fixed Assets from Related Party

During the year ended December 31, 2013, the Company purchased two used vehicles from companies owned by the CEO for a total of $19,900.

Other

During 2012, the Company made payments of $9,353 to his wife and daughter for reimbursement of medical insurance costs and other consulting services performed for the Company.

NOTE 12 - LEGAL PROCEEDINGS

 The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at December 31, 2013 and December 31, 2012. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On January 20, 2011, a claim was filed against Dewmar International BMC, Inc.(“Dewmar”) by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by Dewmar. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the Dewmar’s management. Discovery has continued and a deposition is being scheduled for July or August, 2014 on the last witness prior to a trial date being set. Written discovery has been propounded and several depositions have been taken to better understand the nature and basis for the plaintiff’s claims and to build Dewmar’s defenses. Dewmar has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits. There have been negotiations between the counsels for the parties regarding dropping approximately half of the original claims, but no reasonable discussions have occurred. Currently, there is no trial date set.

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

On November 9, 2011, Charles Moody and DeWayne McKoy filed a claim against DSD and Marco Moran, CEO, in Bossier Parish, LA 26th Judicial Court. Charles Moody and Dewayne McKoy, allegedly both shareholders of DSD, brought an action against Dr. Moran alleging that he engaged in various acts of misconduct and breaches of his fiduciary duties to the corporation which damaged them as minority shareholders. Moody and McKoy also seek damages from Dr. Moran for dilution and/or loss of value of their shareholder interest in DSD as a result of his alleged misconduct. DSD is a nominal defendant in this derivative action, as required by Louisiana law. Initial pleadings have been filed and exceptions to the plaintiff’s claims have been asserted. Discovery has not yet commenced. DSD vigorously denies that its officers or directors engaged in any conduct which may have harmed minority shareholders. The plaintiffs have not filed any additional pleadings or requested additional discovery in these matters in over three and a half years.  The case has been dismissed.

During December 2011, Innovative Beverage Group Holdings (“IBGH”) filed a claim against Dewmar International BMC, Inc., Unique Beverage Group, and LLC. and Marco Moran, CEO of the Company, in Harris County, TX 61st Judicial District Court, whereas the plaintiff asserted certain allegations. On February 24, 2012, the Company filed a motion for summary judgment to dismiss these frivolous allegations due to lack of proper evidence. On April 12, 2012 Dewmar International BMC, Inc was given written notice of its non-suit without prejudice from Innovative Beverage Group, Inc. This releases Dewmar International BMC, Inc. from any and all liability. On June 27, 2012, Innovative Beverage Group Holdings (“IBGH”) filed the same claims against Dewmar International BMC, Inc., DSD Network of America, Inc. and Marco Moran CEO of the Company, in Harris County, Texas 127th Judicial District Court, whereas plaintiff asserted that the Defendants engaged in various acts of unfair business practices that caused harm to IBGH. The company’s and Marco Moran have filed an Answer and Counterclaim in this matter on October 31, 2012. Discovery has not yet begun in this matter. Written discovery will be propounded and depositions will have to be taken to better understand the nature and basis for the plaintiff’s claims and to build the Company’s defenses. The Company is no longer named as a defendant in this case.

On March 22, 2012 Plaintiff, DSD NETWORK OF AMERICA, INC. (hereinafter “DSD”) filed suit against Defendants DeWayne McKoy, Charles Moody, Corey Powell and Peter Bianchi in United States District Court; District of Nevada for a combined thirteen claims accusing this group of defendants in colluding against the Company. Answers have been received from McKoy, Moody and Powell and Powell has filed a counterclaim. DSD vigorously denies all the claims in Powell’s counterclaim. Bianchi failed to answer and was defaulted however Bianchi has filed a Motion to Set Aside the Default and Powell and Bianchi have filed Motions to Dismiss.  The case has been dismissed.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

During the years ended December 31, 2013 and 2012, the Company incurred $126,726, and $120,000 in base salary to Dr. Moran, respectively, which were included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $494,000 and $390,000, in accounts payable and accrued liabilities on its consolidated balance sheets at December 31, 2013 and 2012, respectively. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 for the difference in the amount of accrued salary and the fair market value of the shares issued.

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

Lease Operating Expenses

The Company leased office spaces in Clinton, MS and Houston, TX under non-cancelable operating leases during 2013 and 2012. Rent expense was $27,547 and $23,898 for the years ended December 31, 2013 and 2012, respectively.

The following is a schedule of future minimum lease payments under non-cancelable operating leases at December 31, 2013:

Years Ending December 31,	Future Minimum Lease Payments
2014	$30,040
2015	6,000
2016	6,000
2017	6,000

Total	$48,040

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

On October 27, 2012, the Company entered into a consulting agreement with Dash Consulting, LLC to provide bookkeeping and invoicing consulting for a period of 12 months. As compensation, the Company agreed to deliver 10,000,000 shares of restricted common stock per month.  The Company has accrued the obligation on a monthly basis over the time period the service is rendered.  As of December 31, 2012, the Company has accrued 20,000,000 shares at the total estimated fair market value of $104,000.  In 2013, the Company issued 100,000,000 shares under this contract.

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

Other

On August 1, 2012, the Company entered into an investor relations consulting agreement with Empire Relations Group, Inc. (“Empire”), a corporation organized under the laws of the State of New York. Under the terms of the agreement, the Company will pay Empire a non-refundable guaranteed consulting fee of $15,000 if Empire introduces the Company to at least $30,000 in capital either through equity investment, loans, notes, debt settlements or any other type of financing which results in an increase in the net cash position of the Company

NOTE 14 - SUBSEQUENT EVENTS

Conversion of Convertible Notes

On January 2, 2014, Asher converted $6,500 of the remaining balance of its original notes payable (Asher #6)  plus unpaid accrued interest of $1,700 into 34,166,667 shares of common stock at a conversion price of $0.00024 .  After this conversion, there was $0 remaining balance on its original notes payable.

On January 6, 2014, Magna converted $14,000 of its remaining balance of its original notes payable into 50,909,090 shares of common stock at a conversion price of $0.00028 per share.  After conversion, there was $0 remaining balance on its original notes payable.

On January 21, 2014, Continental converted $17,760 of the remaining balance of its original notes payable (Continental #2) into 64,581,818 shares of common stock at a conversion price of $0.000275 leaving $0 balance on its original notes payable.

On January 27, 2014, Microcap converted $7,400 of the remaining balance of its original notes payable into 52,857,142 shares of common stock at a conversion price of $0.00014 leaving a $0 balance on its notes payable.

Common Stock

On January 28, 2014, the Company entered into a securities purchase agreement to sell 33,400,000 shares of its common stock for $0.0003 per share for $10,020.

In February 2014 the Company issued 60,000,000 shares of its common stock under its consulting agreement with Origins CF.

On February 4, 2014, the Company entered into a three year consulting arrangement with Hemp, Inc. for consulting services in the hemp/medical marijuana industry.  Payment under the arrangement includes an initial fee of 30,000,000 shares of common stock and 10,000,000 shares on a quarterly basis.  In March 2014, the Company issued 30,000,000 shares of common stock and in December 2014, the Company issued 30,000,000 shares of its common stock for its quarterly commitment.

On March7, 2014, the Company sold 31,250,000 shares of its common stock to a third party for $25,000 or $0.0008 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dewmar International BMC, Inc.

Date: August 7, 2015
By: /s/ Marco Moran
Marco Moran, Secretary

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 7, 2015

By: /s/ Marco Moran
Marco Moran, President, Sec., Treasurer and Director
(Principal Executive Officer)
Chief Financial Officer
(Principal Financial and Accounting Officer)