Form 10-Q
period 2014-03-31
Dewmar International BMC, Inc.
filed 2016-05-05
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months ended: March. 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 5, 2016 the registrant had 2,759,542,401 issued and outstanding shares of common stock.

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

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. We discuss our known material risks under Item 1.A “Risk Factors contained in the Company’s Annual Report on Form 10K for the year ended December 31, 2013. Many factors could cause our actual results to differ materially from the forward-looking statements. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 1. FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$166,069	$7,231
Account receivables, net	47,427	9,532
Related party receivable	9,738	4,085
Advances to related party	9,333	9,332
Inventory	73,336	35,144
Prepaid expenses and other current assets	-	6,000
Total Current Assets	305,903	71,324

Property & equipment, net of accumulated depreciation of $16,098 and $14,210	24,957	26,845

Total assets	$330,860	$98,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$717,595	$714,868
Accrued interest	10,134	9.707
Notes payable	173,890	173,890
Convertible notes payable, net of unamortized discount of $34,047 and $77,230, respectively	120,273	122,750
Derivative liability	317,665	151,120

Total Liabilities	1,339,557	1,172,335

COMMITMENTS AND CONTINGENCIES (NOTE 10)		-

Stockholders’ Deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 50,000,000 issued and outstanding	50,000	50,000
Common stock; $0.001 par value; 4,450,000,000 shares authorized, 2,649,542,401 and 2,310,488,796 shares issued and outstanding, respectively	2,649,546	2,310,493
Additional paid-in capital	3,945,263	3,370,195
Accumulated deficit	(7,653,506)	(6,804,854)
Total Stockholders’ Deficit	(1,008,697)	(1,074,166)

Total Liabilities and Stockholders’ Deficit	$330,860	$98,169

The accompanying notes are an integral part of these unaudited financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Revenue, net	$112,424	$79,451

Cost of goods sold	44,317	46,605

Gross profit	68,107	32,846

Operating expenses
Occupancy and related expenses	8,926	16,579
Marketing and advertising	300	14,719
General and administrative expenses	596,232	722,833
Contract labor	7,850	64,178
Total operating expenses	613,308	818,309

Loss from operations	(545,201)	(785,463)

Other income (expenses)
Interest expense	(47,305)	(39,911)
Interest income	39	-
Gain (loss) on derivative liability	(256,185)	(91,586)
Total other income (expenses)	(303,451)	(131,497)

Net loss	$(848,652)	$(916,960)

Net loss per common share - basic and fully diluted	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic and diluted	2,576,768,133	102,556,395

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2014		March 31, 2013

Cash flows from operating activities:
Net loss		$(848,652)	$(916,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense		1,888	893
Stock-based compensation		473,500	489,200
Amortization of debt discount		43,183	37,100
Noncash legal expense		-	5,500
Loss on derivative liability		256,185	91,586
Changes in operating assets and liabilities:
Accounts receivable		(37,896)	(14,502)
Related party receivables and payables		(5,653)	9,826
Inventory		(38,192)	(14,383)
Prepaid expenses and other current assets		6,000	-
Accounts payable and accrued liabilities		4,855	214,980
Net cash used in operating activities		(144,782)	(96,760)

Cash flows from financing activities:
Proceeds from notes payable		-	80,000
Proceeds from issuance of common stock		303,620
Net cash provided from financing activities		303,620	80,000

Net change in cash and cash equivalents		158,838	(16,760)
Cash and cash equivalents, at beginning of period		7,231	38,388
Cash and cash equivalents, at end of period		$166,069	$21,628

Supplemental cash flow information:
Interest paid	$		$-

Supplemental noncash investing and financing activities:
Issuance of common stock for conversions of notes payable		$47,360	54,500
Reclassification of accounts payable to notes payable		$-	178,623
Creation of debt discount		$-	37,397
Reduction in derivative liability due to conversions of convertible notes payable		$89,640	100,272
Reduction in common stock payable for issuance of common stock	$		37,500

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2013	50,000,000	$50,000	2,310,488,796	$2,310,493	$3,370,195	$(6,804,854)	$(1,074,166)

Shares issued for cash	-	-	161,538,888	161,539	142,081	-	303,620

Shares issued for service	-	-	75,000,000	75,000	446,500	-	521,500

Shares cancelled			(100,000,000)	100,000	52,000		(48,000)

Shares issued for conversions of notes payable	-	-	202,514,717	202,514	(155,154)	-	47,360

Reduction in derivative liability due to conversion	-	-			89,641	-	89,641

Net loss	-	-				(848,652)	(848,652)

Balance March 31, 2014	50,000,000	$50,000	2,649,542,401	$2,649,546	$3,945,263	$(7,653,506)	($1,008,697)

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Dewmar International BMC was formed as a Nevada corporation on March 13, 2009.  Today, Dewmar International BMC is a diversified operating company headquartered in Clinton, Mississippi.  The Company conducts business across a variegated set of categories and sectors including consumer goods, wholesale trade, pharmaceuticals and health sciences. The Company and its subsidiaries develop, market and distribute goods, therapeutics and services in national and international markets through licensing agreements, e-commerce platforms, fee-for-service arrangements and distribution contracts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2014 filed in our Annual Report on Form 10K.

NOTE 3. CONVERTIBLE NOTES PAYABLE

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. At March 31, 2014, the Company revalued the fair market value of the derivative liability and recorded a loss of $242,356 on derivative liability.

On April 16, 2013, the Company entered into a sixth Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”) a Delaware Corporation for an 8% contingently convertible promissory note with an aggregate principal amount of $42,500 which together with any unpaid accrued interest was due on December 21, 2013.

•

On January 2, 2014, Asher converted the remaining $6,500 of its outstanding notes payable and $1,700 accrued interest into 34,166,667 shares of common stock at a conversion price of $0.00024. After conversion, a principal balance of $0 remained on the notes payable. On the day of conversion, the Company revalued the derivative liability and recorded a loss on the derivative liability of $4,425; and reduced the pro-rated balance of the derivative liability by $17,877 into additional paid in capital.  As such, the derivative liability had a $0 balance after conversion on January 2, 2014.  In 2014, the Company accelerated amortization of the discount of $1,670 into interest expense.

On April 7, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding invoices in the amount of $68,000.  The note bears no interest and was convertible into shares of common stock On March 31, 2014, the Company re-valued the derivative liability and recorded a gain on derivative liability of $538 making the balance in the derivative liability at March 31, 2014 $65,656.  The Company also recorded $16,127 amortization of the original discount into interest expense.

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

•

On January 21, 2014, Continental converted the remaining $17,760 of its outstanding notes payable into 64,581,818 shares of common stock at a conversion price of $0.000275.  On the day of conversion, the Company revalued the derivative liability and recorded a gain on derivative liability of $28 and reduced the pro-rated portion of the derivative liability by $20,975 into additional paid in capital bringing the derivative liability to $0.  The Company also accelerated the amortization of $7,433 of the original discount into interest expense.

On December 10, 2013, the Company entered into an assignment agreement where the Company assigned a previously entered into $17,500 Notes payable with Pitts Riley to Microcap Equity Group, LLC, a third party.  As such the Company entered into a 10% Convertible note with Microcap Equity Group for $17,500 which matured on December 10, 2014.

•

On January 27, 2014, Microcap converted the remaining $7,400 of the notes payable into 52,857,142 shares of common stock at a conversion price of $0.00014 bringing the notes payable balance to $0.  On the day of conversion, the Company re-valued the derivative liability and recorded a gain on the derivative liability of $335 and reduced the pro-rated portion of the derivative liability of $25,958 into additional paid in capital.  Additionally, the company accelerated the amortization of $3,952 of the original discount into interest expense.

On December 24 ,2013, The Company entered into an assignment agreement where the Company assigned  a previously entered into $48,470 Notes Payable to Pitts Riley  to Magna Group, LLC, a third party.  As such the Company entered into a 10% Convertible note with Magna Group for $48,470 on December 26, 2013.  The Note matured on December 26, 2014.  On January 6, 2014, Magna converted the remaining $14,000 of the original notes payable into 50,909,090 shares of common stock at a conversion price of $0.00028.  After conversion, $0 remained on the original notes payable.  On the day of conversion, the Company revalued the derivative liability and recorded a loss on derivative liability of $10,305 and reduced the pro-rated portion of the derivative liability by $24,830 into additional paid in capital.  The Company also accelerated the remaining discount of $14,000 into interest expense.

In summary, during the periods ended March 31, 2014 and 2013, the Company recorded a total of $47,305 and $39,911, respectively in interest expense.  During periods ended March 31, 2014 and 2013, the amount of interest expense associated with the amortization of discounts associated with the amortization of the debt discounts established by derivative liabilities in the convertible notes was $43,183 and $37,100.

NOTE 4. DERIVATIVE LIABILITY

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Derivative liability
Derivative liabilities as of December 31, 2013	$151,120
Net Loss on derivative liability	256,185
Debt discount	-
Settlement of derivative liability due to conversion of related notes	(89,640)
Derivative liabilities as of March 31, 2014	$317,665

NOTE 5. STOCKHOLDERS’ DEFICIT

Shares Issued for Cash

During the period ended March 31, 2014, the Company issued 161,538,888 shares of common stock for $303,620 in cash.

Shares Issued for Services

During the period ending March 31, 2014, the Company issued 75,000,000 shares to consultants for services rendered.  The Company estimated the fair market value of the shares issued to be $521,500 and recorded this as stock based compensation.  In addition, the Company cancelled a consulting agreement which it had previously accounted for and as such reversed 100,000,000 shares and a corresponding $48,000 from share based compensation.

Shares Issued for Conversion of Notes Payable

During the period ending March 31, 2014, the Company issued 202,514,717 shares of common stock related to conversions of various notes payable.  See Note 5 for further discussion.

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

At March 31, 2014 and December 31, 2013, receivable from the Distributor was $9,738 and $4,085, respectively.

Advances to Related Party

At March 31, 2014, and December 31, 2013, the Company had outstanding accounts receivable of $9,333, respectively, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

NOTE 7. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at March 31, 2014 and December 31, 2013. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On January 20, 2011, a claim was filed against Dewmar International BMC, Inc.(“Dewmar”) by Corey Powell, in Ascension Parish, LA 23rd Judicial District Court. Corey Powell was a former distributor of LEAN, a relaxation beverage marketed by Dewmar. Powell filed suit to recover allegedly unpaid commissions, “invasion fees” and “finder’s fees.” The commissions related to payments allegedly owed for Powell’s direct sale of LEAN product to wholesalers and retailers. The invasion fees relate to payments allegedly owed to Powell when the LEAN product was sold by other wholesalers in his geographic territory. The finders’ fees relate to payments allegedly owed to Powell for introducing investors to the Dewmar’s management. Discovery is complete. Dewmar has vigorously contested each and every one of the plaintiff’s allegations and has instructed counsel to proceed to trial on the merits which is scheduled this summer. Plaintiff sent a settlement demand earlier this year which was rejected by Dewmar.  Currently, there is no trial date set.

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

During the period ending March 31, 2014 and 2013, the Company incurred $50,000 base salary to Dr. Moran, respectively, which was included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $520,502 and $494,000 in accounts payable and accrued liabilities on its consolidated balance sheets at March 31, 2014and December 31, 2013, respectively. On November 7, 2012, the Company agreed to convert $50,000 of accrued salary for Dr. Marco Moran into 19,047,619 shares of common stock. The number of shares issued was calculated using a 25% discount to the trading price on the agreement date. The fair market value of the shares on the date of the agreement was $66,667 which resulted in recognition of loss on settlement of accrued salaries of $16,667 during the year ended December 31, 2012 for the difference in the amount of accrued salary and the fair market value of the shares issued.

NOTE 9. SUBSEQUENT EVENTS

During the quarter ended June 30, 2014, Dewmar accounted for the issuance of 55,000,000 shares due under various consulting arrangements.

During the quarter ended September 30, 2014, Dewmar accounted for the issuance of 55,000,000 shares due under various consulting agreements.

On December 4, 2014, Health & Wellness Research Consortium, LLC, (“Health & Wellness”) was created with Dewmar owning 100% of the LLC membership units.   The business objective of Health & Wellness is to develop, implement and execute healthcare sales and marketing strategies for pharmacies, clinics and hospitals in order to help the client broaden market presence, influence effective prescribing behaviors and ultimately maximize their return on assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information contained in this report on Form 10-Q, the matters discussed herein are forward-looking statements. Words such as “anticipates,” “believes,” “expects,” “future,” and “intends,” and similar expressions are used to identify forward-looking statements. These and other statements regarding matters that are not historical are forward-looking statements. These matters involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include without limitation those discussed below as well as those discussed elsewhere in this report. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements. This information should also be read in conjunction with our audited historical financial statements which are included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013,

Company Overview

Dewmar International BMC was formed as a Nevada corporation on March 13, 2009.

Today, Dewmar International BMC, Inc. is a diversified operating company headquartered in Clinton, Mississippi. The Company conducts business across a variegated set of categories and sectors including consumer goods, wholesale trade, pharmaceuticals and health sciences.

The Company and its subsidiaries develop, market and distribute goods, therapeutics and services in national and international markets through licensing agreements, e-commerce platforms, fee-for-service arrangements and distribution contracts.

Business Strategy

The Company’s business strategy is to identify paradigm shifts occurring in large, traditional or growth markets within the Company’s sphere of expertise to create innovative products, services and/or financial offerings that exploit new market opportunities.

Forward-looking, management expects business growth resulting from increased domestic and foreign trade, new health science service offerings and expanded placement of the Company’s licensed products in Walmart and other big box retailers.

Results of Operations

For the three months ended March 31, 2014 and 2013.

Revenue

Revenue is presented net of sales allowances. Net revenue increased  $32,973, or 42%, to $112,424 from $79,451 for the three months ended March 31, 2014 and 2013 respectively. This increase was primarily due to an overall increase in purchase orders.

Cost of Goods Sold

Cost of goods sold decreased $2,288, or 5%, to $44,317 from $46,605 for the three months ended March 31, 2014 and 2013, respectively. This overall decrease was primarily the result of the payment and recognition of the costs of raw materials were made during the previous quarter.

Operating Expenses

Operating expenses decreased $205,001, or 25%, to $613,308 from $818,309 for the three months ended March 31, 2014 and 2013 respectively. The overall decrease in operating expenses results from decreases in stock based compensation arrangements totaling for three months ended March 31, 2014 as compared to2013, respectively. Marketing and advertising costs decreased $14,419, or 97%, to $300 for the three month ended March 31, 2014, as compared to $14,719 for the three month ended March 31, 2013.

Contract labor costs decreased $56,328 or 88% to $7,850 from $64,178 for the three months ended March 31, 2014 and 2013, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the three months ended March 31, 2014 and 2013, the Company incurred interest expense of $47,305 and $39,911 respectively.  The increase is due to an increased in convertible notes payable from the prior year period.

Net Loss

Our net losses for the three months ended March 31, 2014 and 2013 were $848,652 and $916,960, respectively. The decrease in net loss is attributable to the decrease in expenses from the operating expenses and overall increase in sales, which is discussed above.

Off-Balance Sheet Arrangements

As of March 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013. See our Note 2 in our unaudited financial statements for the three months ended March 31, 2014, as set forth herein.

Liquidity and Capital Resources

During the three months ended March 31, 2014 and 2013, the Company recognized negative cash flows from operating activities of $(144,782) and $(96,760), respectively. As of March 31, 2014 and December 31 2013, the Company held cash and cash equivalents of $166,069 and $7,231, respectively.

Cash used in investing activities totaled $0 or the three months ended March 31, 2014 and 2013, respectively.

Cash provided by financing activities totaled $303,620 for the three months ended March 31, 2014, respectively, and consisted of proceeds from issuances of common stock for cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Required

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective to ensure the recording, processing and timely filing of periodic financial reports.

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the legal proceedings. See Note 9: Legal Proceedings in the footnotes for a complete listing of legal proceedings.  The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at March 31, 2014 and December 31, 2013. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2014, the Company issued 161,538,888 shares of common stock for $303,620 in cash During the period ending March 31, 2014, the Company issued 75,000,000 shares to consultants for services rendered.  During the period ending March 31, 2014, the Company issued 202,514,717 shares of common stock related to conversions of various notes payable.  See Note 5 for further discussion.  The public float as of April 18, 2016 was 2,225,613,590 shares

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Dewmar International BMC, Inc.

Date: May 5, 2016	By:	/s/ Marco Moran
President, CEO, and Director