Form 10-Q
period 2014-06-30
Dewmar International BMC, Inc.
filed 2016-07-11
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months ended: June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 1, 2016 the registrant had 2,759,542,401 issued and outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$39,903	$7,231
Account receivables, net	79,619	9,532
Related party receivable	21,509	4,085
Advances to related party	9,332	9,332
Inventory	83,728	35,144
Prepaid expenses and other current assets	-	6,000
Total Current Assets	234,091	71,324

Property & equipment, net of accumulated depreciation of $17,985 and $14,210	23,070	26,845

Total assets	$257,161	$98,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$706,437	$714,868
Accrued interest	12,093	9.707
Notes payable	173,890	173,890
Convertible notes payable, net of unamortized discount of $17,740 and $77,230, respectively	136,580	122,750
Derivative liability	341,145	151,120

Total Liabilities	1,370,145	1,172,335

COMMITMENTS AND CONTINGENCIES (NOTE 7)		-

Stockholders’ Deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 50,000,000 issued and outstanding	50,000	50,000
Common stock; $0.001 par value; 4,450,000,000 shares authorized, 2,704,542,401 and 2,310,488,796 shares issued and outstanding, respectively	2,704,546	2,310,493
Additional paid-in capital	4,290,763	3,370,195
Accumulated deficit	(8,158,293)	(6,804,854)
Total Stockholders’ Deficit	(1,112,984)	(1,074,166)

Total Liabilities and Stockholders’ Deficit	$257,161	$98,169

The accompanying notes are an integral part of these unaudited financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues
Revenue, net	$120,220	$93,827	$223,310	$176,083
Related party revenue	12,590	7,410	21,924	4,605

Cost of Goods Sold
Cost of goods sold-product	94,075	28,124	138,392	74,729
Gross Profit	38,735	73,113	106,842	105,959
Operating Expenses
Occupancy and related expenses	10,323	9,675	19,249	26,254
Marketing and advertising	2,278	1,244	8,887	15,936
General and administrative expenses	473,853	588,068	1,063,776	1,310,901
Contract labor	14,545	23,590	22,395	87,768
Total Operating Expenses	500,999	622,577	1,114,307	1,440,886

Loss from operations	(462,264)	(549,464)	(1,007,465)	(1,334,927)

Other Income (Expense)
Interest expense, net	(19,042)	(84,489)	(66,308)	(124,400)
Loss on derivative liability	(23,481)	(15,094)	(279,666)	(106,680)
Total other income (expense)	(42,522)	(99,583)	(345,974)	(231,080)
Net Loss	$(504,787)	$(649,047)	$(1,353,439)	$(1,566,007)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	2,612,196,080	290,367,247	2,648,571,412	227,567,297

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(1,353,439)	$(1,566,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,775	1,865
Stock-based compensation	874,000	816,475
Amortization of debt discount	59,490	109,226
Loss on derivative liability	279,666	106,680
Changes in operating assets and liabilities:
Accounts receivable	(70,087)	(9,152)
Related party receivables and payables	(17,424)	13,501
Inventory	(48,584)	5,906
Prepaid expenses and other current assets	6,000	3,210
Accounts payable and accrued liabilities	(4,345)	371,250
Net cash used in operating activities	(270,948)	(147,046)

Cash flows from investing activities:
Cash paid for purchase of vehicles	-	(19,900)
Net cash used in investing activities	-	(19,900)

Cash flows from financing activities:
Proceeds from notes payable	-	199,320
Proceeds from issuance of common stock	303,620	-
Net cash provided from financing activities	303,620	199,320

Net change in cash and cash equivalents	32,672	32,374
Cash and cash equivalents, at beginning of period	7,231	38,388
Cash and cash equivalents, at end of period	$39,903	$70,762

Supplemental cash flow information:
Interest paid	$2,778	$8,837

Supplemental noncash investing and financing activities:
Issuance of common stock for conversions of notes payable and interest	$47,360	150,859
Reclassification of accounts payable to notes payable	$-	317,161
Creation of debt discount	$	110,754
Reduction in derivative liability due to conversions of convertible notes payable	$89,641	191,919
Reduction in common stock payable for issuance of common stock	$-	594,326

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2013	50,000,000	$50,000	2,310,488,796	$2,310,493	$3,370,195	$(6,804,854)	$(1,074,166)

Shares issued for cash	-	-	161,538,888	161,539	142,081	-	303,620

Shares issued for service	-	-	130,000,000	130,000	792,000	-	922,000

Shares cancelled			(100,000,000)	(100,000)	52,000		(48,000)

Shares issued for conversions of notes payable	-	-	202,514,717	202,514	(155,154)	-	47,360

Reduction in derivative liability due to conversion	-	-			89,641	-	89,641

Net loss	-	-				(1,353,439)	(1,353,439)

Balance June 30, 2014	50,000,000	$50,000	2,704,542,401	$2,704,546	$4,290,763	$(8,158,293)	($1,112,984)

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Dewmar International BMC (“we”, “our”, the “Company”) was formed as a Nevada corporation on March 13, 2009.  Today, Dewmar International BMC is a diversified operating company headquartered in Clinton, Mississippi.  The Company conducts business across a variegated set of categories and sectors including consumer goods, wholesale trade, pharmaceuticals and health sciences. The Company and its subsidiaries develop market and distribute goods, therapeutics and services in national and international markets through licensing agreements, e-commerce platforms, fee-for-service arrangements and distribution contracts.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2013 filed in our Annual Report on Form 10K.

NOTE 3. CONVERTIBLE NOTES PAYABLE

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. At June 30 2014, the Company revalued the fair market value of the derivative liability and recorded a loss of $66,974 on derivative liability.

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

On April 7, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding invoices in the amount of $68,000.  The note bears no interest and was convertible into shares of common stock. On June 30, 2014; the Company re-valued the derivative liability and recorded a loss on derivative liability of $3,611 making the balance in the derivative liability at June 30, 2014 $69,806.  The Company also recorded $32,435 amortization of the original discount into interest expense.

On May 21, 2013, the Company entered into a second Convertible Promissory Note with Continental Equities, LLC, a New York limited liability corporation for an 8% convertible promissory note in the aggregate principal amount of $30,000, which together with any unpaid accrued interest is due on May 20, 2014. $28,500 of the proceeds was funded directly to the company while $1,500 was recorded as original issuance discount.

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

During the year ended December 31, 2013, the Company entered into two 10% Contingently Convertible Promissory Notes with Birr Marketing Group, Inc. for $28,000 and $22,820 with due dates of June 4, 2014 and June 26, 2014. After the due dates, the notes became convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option.   On June 6, 2014 and June 26, 2014, these notes were in default and were due and payable immediately.  On the respective due dates, the Company created a derivative liability of $80,642 and $165,906, respectively, with a resulting combined loss on derivative liability of $246,548.  On June 30, 2014, the Company re-valued the derivative liability to be $87,433 and $107,280 respectively, resulting in a combined gain on derivative liability of $51,834. See Note 4 for a description of why these notes were treated as a derivative.

On December 24 ,2013, The Company entered into an assignment agreement where the Company assigned  a previously entered into $48,470 Notes Payable to Pitts Riley  to Magna Group, LLC, a third party.  As such the Company entered into a 10% Convertible note with Magna Group for $48,470 on December 26, 2013.  The Note matured on December 26, 2014.  On January 6, 2014, Magna converted the remaining $14,000 of the original notes payable into 50,909,090 shares of common stock at a conversion price of $0.00028.  After conversion, $0 remained on the original notes payable.  On the day of conversion, the Company revalued the derivative liability and recorded a loss on derivative liability of $10,305 and reduced the pro-rated portion of the derivative liability by $24,831 into additional paid in capital.  The Company also accelerated the remaining discount of $14,000 into interest expense.

In summary, during the periods ended June 30, 2014 and 2013, the Company recorded a total of $66,308 and $124,400, respectively in interest expense.  During periods ended June 30, 2014 and 2013, the amount of interest expense associated with the amortization of discounts associated with the amortization of the debt discounts established by derivative liabilities in the convertible notes was $59,490 and $109,226, respectively.

NOTE 4. DERIVATIVE LIABILITY

In June 2008, the FASB issued authoritative guidance on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Under the authoritative guidance, effective January 1, 2009, instruments which do not have fixed settlement provisions are deemed to be derivative instruments. The conversion features of certain of the Company’s Convertible Promissory Note (described in Note 3), do not have a fixed settlement provision because conversion of the Notes will be lowered if the Company issues securities at lower prices in the future. This provision contained in these notes tainted the other convertible notes and therefore the other convertible notes have been treated as derivative liabilities. In accordance with the FASB authoritative guidance, the conversion feature of the Notes were separated from the host contract and recognized as a derivative instrument. The conversion feature of the  above described notes have been characterized as a derivative liability to be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

The following table summarizes the derivative liabilities included in the consolidated balance sheet at June 30, 2014:

Derivative liability
Derivative liabilities as of December 31, 2013	$151,120
Net Loss on derivative liability	279,666
Debt discount	-
Settlement of derivative liability due to conversion of related notes	(89,641)
Derivative liabilities as of June 30, 2014	$341,145

NOTE 5. STOCKHOLDERS’ DEFICIT

Shares Issued for Cash

During the period ended June 30, 2014, the Company issued 161,538,888 shares of common stock for $303,620 in cash.

Shares Issued for Services

During the period ending June 30, 2014, the Company issued 130,000,000 shares to consultants for services rendered.  The Company estimated the fair market value of the shares issued to be $922,000 and recorded this as stock based compensation.  In addition, the Company cancelled a consulting agreement which it had previously accounted for and as such reversed 100,000,000 shares and a corresponding $48,000 from share based compensation.

Shares Issued for Conversion of Notes Payable

During the period ended June 30, 2014, the Company issued 202,514,717 shares of common stock related to conversions of various notes payable.  See Note 3 for further discussion.

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

At June 30, 2014 and December 31, 2013, receivable from the Distributor was $21,509 and $4,085, respectively.  During the six months ended June 30, 2014 and 2013, revenue generated from related parties totaled $21,924 and $4,605, respectively.

Advances to Related Party

At both June 30, 2014, and December 31, 2013, the Company had outstanding accounts receivable of $9,332 from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

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

For both the period ended June 30, 2014 and 2013, the Company incurred $64,208 base salary to Dr. Moran,  which was included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $522,502 and $494,000 in accounts payable and accrued liabilities on its consolidated balance sheets at June 30, 2014and December 31, 2013, respectively.

Legal Proceedings

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at June 30, 2014 and December 31, 2013. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 8. SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended June 30, 2014 and 2013.

Revenue

Revenue is presented net of sales allowances. Net revenue increased $31,573, or 31%, to $132,810 from $101,237 for the three months ended June 30, 2014 and 2013 respectively. This increase was primarily due to an overall increase in purchase orders.

Cost of Goods Sold

Cost of goods sold increased $65,951, or 235%, to $94,075 from $28,124 for the three months ended June 30, 2014 and 2013, respectively. This overall increase was primarily the result of the payment and recognition of the costs of raw materials in order to produce future batch runs of final product for sale.

Operating Expenses

Operating expenses decreased $121,578, or 20%, to $500,999 from $622,577 for the three months ended June 30, 2014 and 2013 respectively. The overall decrease in operating expenses results from decreases in stock based compensation arrangements totaling for three months ended June 30, 2014 as compared to 2013, respectively.   This was offset by the increase in Marketing and advertising costs of $1,034, or 83%, to $2,278 for the three month ended June 30, 2014, as compared to $1,244 for the three month ended June 30, 2013.   Contract labor costs decreased $9,045 or 38% to $14,545 from $23,590 for the three months ended June 30, 2014 and 2013, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the three months ended June 30, 2014 and 2013, the Company incurred interest expense of $19,042 and $84,489 respectively.  The decrease is due to the conversion of outstanding convertible notes during the period.

Net Loss

Our net losses for the three months ended June 30, 2014 and 2013 were $504,787 and $649,047, respectively. The decrease in net loss is attributable to the decrease in expenses from the operating expenses and overall increase in sales, which is discussed above.

For the six months ended June 30, 2014 and 2013.

Revenue

Revenue is presented net of sales allowances. Net revenue increased $64,546, or 36%, to $245,234 from $180,688 for the six months ended June 30, 2014 and 2013 respectively. This increase was primarily due to an overall increase in purchase orders.

Cost of Goods Sold

Cost of goods sold increased $63,663, or 85%, to $138,392 from $74,729 for the six months ended June 30, 2014 and 2013, respectively. This overall increase was primarily the result of the payment and recognition of the costs of raw materials.

Operating Expenses

Operating expenses decreased $326,579, or 23%, to $1,114,307 from $1,440,886 for the six months ended June 30, 2014 and 2013 respectively. The overall decrease in operating expenses results from decreases in stock based compensation arrangements totaling for six months ended June 30, 2014 as compared to 2013, respectively. Marketing and advertising costs decreased $7,076, or 44%, to $8,887 for the six month ended June 30, 2014, as compared to $15,963 for the six month ended June 30, 2013.  Contract labor costs decreased $65,373 or 74% to $22,395 from $87,768 for the six months ended June 30, 2014 and 2013, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the six months ended June 30, 2014 and 2013, the Company incurred interest expense of $66,308 and $124,400 respectively.  The decrease is due to a decrease and conversion of convertible notes payable from the prior year period.

Net Loss

Our net losses for the six months ended June 30, 2014 and 2013 were $1,353,439 and $1,566,007, respectively. The decrease in net loss is attributable to the decrease in expenses from the operating expenses and overall increase in sales, which is discussed above.

Off-Balance Sheet Arrangements

As of June 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013. See our Note 2 in our unaudited financial statements for the six months ended June 30, 2014, as set forth herein.

Liquidity and Capital Resources

During the six months ended June 30, 2014 and 2013, the Company recognized negative cash flows from operating activities of $(270,948) and $(147,046), respectively. As of June 30, 2014 and December 31 2013, the Company held cash and cash equivalents of $39,903 and $7,231, respectively.

Cash used in investing activities totaled $0 and $19,900 for the six months ended June 30 2014 and 2013, respectively.

Cash provided by financing activities totaled $303,620 for the six months ended June 30, 2014, respectively, and consisted of proceeds from issuances of common stock for cash.   For the same period ended June 30, 2013, cash provided from financing activities totaled $199,320 and consisted of proceeds from issuance of convertible notes payable.

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

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is aggressively defending itself in all of the legal proceedings. See Note 7: Commitments and Contingencies in the footnotes for a complete listing of legal proceedings.  The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at June 30, 2014 and December 31, 2013. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2014, the Company issued 161,538,888 shares of common stock for $303,620 in cash.   During the period ended June 30, 2014, the Company issued 130,000,000 shares to consultants for services rendered.  During the period ended June 30, 2014, the Company issued 202,514,717 shares of common stock related to conversions of various notes payable.  See Note 5 for further discussion.  The public float as of April 18, 2016 was 2,225,613,590 shares

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Dewmar International BMC, Inc.

Date: July 8, 2016	By:	/s/ Marco Moran
President, CEO, and Director