Form 10-Q
period 2014-09-30
Dewmar International BMC, Inc.
filed 2016-07-11
CIK 1269879

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months ended: September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of July 6, 2016 the registrant had 2,759,542,401 issued and outstanding shares of common stock.

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

ITEM 1. FINANCIAL STATEMENTS

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$22,570	$7,231
Account receivables, net	197,487	9,532
Related party receivable	12,059	4,085
Advances to related party	9,332	9,332
Inventory	60,553	35,144
Prepaid expenses and other current assets	-	6,000
Total Current Assets	302,001	71,324

Property & equipment, net of accumulated depreciation of $19,873 and $14,210	21,182	26,845

Total assets	$323,183	$98,169

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$737,909	$714,868
Accrued interest	14,073	9.707
Notes payable	173,890	173,890
Convertible notes payable, net of unamortized discount of $1,254 and $77,230, respectively	153,066	122,750
Derivative liability	212,828	151,120

Total Liabilities	1,291,766	1,172,335

COMMITMENTS AND CONTINGENCIES (NOTE 7)		-

Stockholders’ Deficit
Preferred stock; $0.001 par value; 50,000,000 shares authorized; 50,000,000 issued and outstanding	50,000	50,000
Common stock; $0.001 par value; 4,450,000,000 shares authorized, 2,759,542,401 and 2,310,488,796 shares issued and outstanding, respectively	2,759,546	2,310,493
Additional paid-in capital	4,354,763	3,370,195
Accumulated deficit	(8,132,892)	(6,804,854)
Total Stockholders’ Deficit	(968,583)	(1,074,166)

Total Liabilities and Stockholders’ Deficit	$323,183	$98,169

The accompanying notes are an integral part of these unaudited financial statements.

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues
Revenue, net	$234,468	$46,259	$457,778	$222,342
Revenue, related party	-	5,379	21,924	9,984

Cost of Goods Sold
Cost of goods sold-product	68,734	14,409	207,126	89,138
Gross Profit	165,734	37,229	272,576	143,188
Operating Expenses
Occupancy and related expenses	8,999	8,613	28,248	34,867
Marketing and advertising	8,639	18,565	17,526	34,527
General and administrative expenses	217,367	205,715	1,281,143	1,516,618
Contract labor	14,266	23,235	36,661	111,003
Total Operating Expenses	249,271	256,128	1,363,578	1,697,015

Loss from operations	(83,537)	(218,899)	(1,091,002)	(1,553,827)

Other Income (Expense)
Interest expense, net	(19,380)	(70,827)	(85,687)	(195,227)
Gain (loss) on derivative liability	128,318	(50,574)	(151,349)	(157,254)
Total other income (expense)	108,938	(121,401)	(237,036)	(352,481)
Net Profit / (Loss)	$25,401	$(340,300)	$(1,328,038)	$(1,906,308)

Net loss per common share - basic and fully diluted	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic	2,802,060,227	518,813,217	2,749,415,353	279,513,432
Weighted average shares outstanding - fully diluted	2,918,213,560	518,813,217	2,749,415,353	279,513,432

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(1,328,038)	$(1,906,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,663	3,753
Stock-based compensation	993,000	932,451
Amortization of debt discount	75,976	174,120
Loss on derivative liability	151,349	157,254
Changes in operating assets and liabilities:
Accounts receivable	(187,955)	5,184
Related party receivables and payables	(7,974)	2,648
Inventory	(25,409)	17,649
Prepaid expenses and other current assets	6,000	1,700
Accounts payable and accrued liabilities	29,107	405,690
Net cash used in operating activities	(288,281)	(205,859)

Cash flows from investing activities:
Cash paid for purchase of vehicles	-	(19,900)
Net cash used in investing activities	-	(19,900)

Cash flows from financing activities:
Proceeds from notes payable	-	199,320
Proceeds from issuance of common stock	303,620	-
Net cash provided from financing activities	303,620	199,320

Net change in cash and cash equivalents	15,339	(26,439)
Cash and cash equivalents, at beginning of period	7,231	38,388
Cash and cash equivalents, at end of period	$22,570	$11,949

Supplemental cash flow information:
Interest paid	$3,692	$10,709

Supplemental noncash investing and financing activities:
Issuance of common stock for conversions of notes payable	$47,360	230,250
Reclassification of accounts payable to notes payable	$-	334,661
Creation of debt discount	$-	182,796
Reduction in derivative liability due to conversions of convertible notes payable	$89,641	302,044
Reduction in common stock payable for issuance of common stock	$-	199,193

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance December 31, 2013	50,000,000	$50,000	2,310,488,796	$2,310,493	$3,370,195	$(6,804,854)	$(1,074,166)

Shares issued for cash	-	-	161,538,888	161,539	142,081	-	303,620

Shares issued for service	-	-	185,000,000	185,000	856,000	-	1,041,000

Shares cancelled			(100,000,000)	(100,000)	52,000		(48,000)

Shares issued for conversions of notes payable	-	-	202,514,717	202,514	(155,154)	-	47,360

Reduction in derivative liability due to conversion	-	-			89,641	-	89,641

Net loss	-	-				(1,328,038)	(1,328,038)

Balance September 30, 2014	50,000,000	$50,000	2,759,542,401	$2,759,546	$4,354,763	$(8,132,892)	($968,583)

The accompanying notes are an integral part of these unaudited financial statements

DEWMAR INTERNATIONAL BMC, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America. The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2014 are not necessarily indicative of the results for the full years. While management of the Company believes that the disclosures presented herein and adequate and not misleading, these interim financial statements should be read in conjunction with the audited combined financial statements and the footnotes thereto for the periods ended December 31, 2013 filed in our Annual Report on Form 10K.

NOTE 3. CONVERTIBLE NOTES PAYABLE

In October, 2012, the Company entered into a 10% Contingently Convertible Promissory Note with Birr Marketing Group, Inc. for $20,000 with a due date of April 1, 2013. At September 30 2014, the Company revalued the fair market value of the derivative liability and recorded a loss of $27,104 on derivative liability.

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

On April 7, 2013, the Company entered into a convertible promissory note with a vendor to satisfy outstanding invoices in the amount of $68,000.  The note bears no interest and was convertible into shares of common stock. On September 30, 2014; the Company re-valued the derivative liability and recorded a loss on derivative liability of $16,473 making the balance in the derivative liability at September 30, 2014 $82,666.  The Company also recorded $48,921 amortization of the original discount into interest expense.

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

During the year ended December 31, 2013, the Company entered into two 10% Contingently Convertible Promissory Notes with Birr Marketing Group, Inc. for $28,000 and $22,820 with due dates of June 4, 2014 and June 26, 2014. After the due dates, the notes became convertible at a fixed price of $0.001 into the Company’s common shares at the Holder’s option.   On June 6, 2014 and June 26, 2014, these notes were in default and were due and payable immediately.  On the respective due dates, the Company created a derivative liability.  As of September 30, 2014, the derivative liability balances were $41,942 and $51,462 respectively.  A resulting cumulative loss on derivative liability of $93,404 was recorded for the nine months ended September 30, 2014. See Note 4 for a description of derivative liabilities.

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

In summary, during the periods ended September 30, 2014 and 2013, the Company recorded a total of $85,735 and $195,227, respectively in interest expense.  During periods ended September 30, 2014 and 2013, the amount of interest expense associated with the amortization of discounts associated with the amortization of the debt discounts established by derivative liabilities in the convertible notes was $79,976 and $174,120, respectively.

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

The following table summarizes the derivative liabilities included in the consolidated balance sheet at September 30, 2014:

Derivative liability
Derivative liabilities as of December 31, 2013	$151,120
Net Loss on derivative liability	151,349
Debt discount	-
Settlement of derivative liability due to conversion of related notes	(89,641)
Derivative liabilities as of September 30, 2014	$212,828

NOTE 5. STOCKHOLDERS’ DEFICIT

Shares Issued for Cash

During the period ended September 30, 2014, the Company issued 161,538,888 shares of common stock for $303,620 in cash.

Shares Issued for Services

During the period ended September 30, 2014, the Company issued 185,000,000 shares to consultants for services rendered.  The Company estimated the fair market value of the shares issued to be $1,041,000 and recorded this as stock based compensation.  In addition, the Company cancelled a consulting agreement which it had previously accounted for and as such reversed 100,000,000 shares and a corresponding $48,000 from share based compensation.

Shares Issued for Conversion of Notes Payable

During the period ended September 30, 2014, the Company issued 202,514,717 shares of common stock related to conversions of various notes payable.  See Note 3 for further discussion.

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

At September 30, 2014 and December 31, 2013, receivable from the Distributor was $12,059 and $4,085, respectively.  For the nine months ended September 30, 2014 and 2013, the Company recorded $21,924 and $9,984 in revenue from related parties, respectively.

Advances to Related Party

At both September 30, 2014, and December 31, 2013, the Company had outstanding accounts receivable of $9,332, from a company owned by the CEO’s wife. These receivables represent shipping reimbursements erroneously billed by logistics and shipping companies. The Company paid these invoices and then in turn generated invoices to the company owned by the CEO’s wife for reimbursement.

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

For both the period ended September 30, 2014 and 2013, the Company incurred $127,458 base salary to Dr. Moran,  which was included as a component of general and administrative expenses. The Company recorded total accrued payroll to Dr. Moran in the amounts of $549,502 and $494,000 in accounts payable and accrued liabilities on its consolidated balance sheets at September 30, 2014and December 31, 2013, respectively.

Legal Proceedings

The Company is aggressively defending itself in all of the below proceedings. The Company’s management believes the likelihood of future liability to the Company for these contingencies is remote, and the Company has not recorded any liability for these legal proceedings at September 30, 2014 and December 31, 2013. While the results of these matters cannot be predicted with certainty, the Company’s management believes that losses, if any, resulting from the ultimate resolution of these proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Results of Operations

For the three months ended September 30, 2014 and 2013.

Revenue

Revenue is presented net of sales allowances. Net revenue increased $182,830, or 354%, to $234,468 from $51,638 for the three months ended September 30, 2014 and 2013 respectively. This increase was primarily due to an overall increase in purchase orders.

Cost of Goods Sold

Cost of goods sold increased $54,325, or 377%, to $68,734 from $14,409 for the three months ended September 30, 2014 and 2013, respectively. This overall increase was primarily the result of the payment and recognition of the costs of raw materials.

Operating Expenses

Operating expenses decreased $6,857, or 2.7%, to $249,271 from $256,128 for the three months ended September  30, 2014 and 2013 respectively. The overall decrease in operating expenses results from decreases in stock based compensation arrangements totaling for three months ended September 30, 2014 as compared to 2013, respectively.   Also included was a decrease in Marketing and advertising costs of $9,926, or 53%, to $8,639 for the three month ended September 30, 2014, as compared to $18,565 for the three month ended September 30, 2013.   Contract labor costs decreased $8,969 or 39% to $14,266 from $23,235 for the three months ended September 30, 2014 and 2013, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the three months ended September 30, 2014 and 2013, the Company incurred interest expense of $19,380 and $70,827 respectively.  The decrease is due to the conversion of outstanding convertible notes during the period.

Net Income/Loss

Our net income for the three months ended September 30, 2014 was $25,401 as compared to a net loss of $340,300 for the same period ended September 30, 2013. The decrease in net loss is attributable to the decrease in expenses from the operating expenses and overall increase in sales, which is discussed above.

For the nine months ended September 30, 2014 and 2013.

Revenue

Revenue is presented net of sales allowances. Net revenue increased $247,376, or 106%, to $479,702 from $232,326 for the nine months ended September 30, 2014 and 2013 respectively. This increase was primarily due to an overall increase in purchase orders.

Cost of Goods Sold

Cost of goods sold increased $117,988, or 132%, to $207,126 from $89,138 for the nine months ended September 30, 2014 and 2013, respectively. This overall increase was primarily the result of the payment and recognition of the costs of raw materials and overall increase in revenue.

Operating Expenses

Operating expenses decreased $333,437, or 20%, to $1,363,578 from $1,697,015 for the nine months ended September 30, 2014 and 2013 respectively. The overall decrease in operating expenses results from decreases in stock based compensation arrangements totaling for nine months ended September 30, 2014 as compared to 2013, respectively. Marketing and advertising costs decreased $17,001, or 49%, to $17,526 for the nine month ended September 30, 2014, as compared to $34,527 for the nine month ended September 30, 2013.  Contract labor costs decreased $74,342 or 67% to $36,661 from $111,003 for the nine months ended September 30, 2014 and 2013, respectively. Contract labor costs primarily included costs for administrative and marketing/sales support.

Interest Expense

For the nine months ended September 30, 2014 and 2013, the Company incurred interest expense of $85,688 and $195,227, respectively.  The decrease is due to a decrease and conversion of convertible notes payable from the prior year period.

Net Loss

Our net losses for the nine months ended September 30, 2014 and 2013 were $1,328,038 and $1,906,308, respectively. The decrease in net loss is attributable to the decrease in expenses from the operating expenses and overall increase in sales, which is discussed above.

Off-Balance Sheet Arrangements

As of September 30, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. Our Annual Report on Form 10-K for the year ended December 31, 2013 contains a discussion of these significant accounting policies. There have been no significant changes in our significant accounting policies since December 31, 2013. See our Note 2 in our unaudited financial statements for the six months ended September 30, 2014, as set forth herein.

Liquidity and Capital Resources

During the nine months ended September 30, 2014 and 2013, the Company recognized negative cash flows from operating activities of $(288,281) and $(205,859), respectively. As of September 30, 2014 and December 31 2013, the Company held cash and cash equivalents of $22,570 and $7,231, respectively.

Cash used in investing activities totaled $0 and $19,900 or the six months ended September 30 2014 and 2013, respectively.

Cash provided by financing activities totaled $303,620 for the six months ended September 30, 2014, respectively, and consisted of proceeds from issuances of common stock for cash.   For the same period ended September 30, 2013, cash provided from financing activities totaled $199,320 and consisted of proceeds from issuance of convertible notes payable.

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

Changes in Internal Controls over Financial Reporting

Changes in Internal Controls Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2014, the Company issued 161,538,888 shares of common stock for $303,620 in cash.   During the period ended September 30, 2014, the Company issued 185,000,000 shares to consultants for services rendered.  During the period ended September 30, 2014, the Company issued 202,514,717 shares of common stock related to conversions of various notes payable.  See Note 5 for further discussion.  The public float as of April 18, 2016 was 2,225,613,590 shares

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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